Form 10-Q
period 1996-03-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 1996-08-08
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                          FINANCIAL STATEMENTS
                             MARCH 31, 1996

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1996    COMMISSION FILE# 2-94790-NY
                                                         -----------

                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                   -----------------------------------------

         NEW YORK                                    13-3243107
- ----------------------------------------------------------------------------
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


1501 BROADWAY           NEW YORK, NEW YORK            10036
- ----------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrants telephone number, including Area Code (212) 575-9710
                                                  --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                             YES X    NO
                                                 --     --

                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                     -----------------------------------------
                             (Registrant)






Date: 5/8/96                           /s/ Edward Strong
      _______________                  ________________________________
                                       By: Edward Strong
                                      (Officer)
                                       David, Strong, Warner, General Partner

Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, New York 10036


To the Partners:

We have compiled the accompanying balance sheet of Big River Productions Limited Partnership as of March 31, 1996, and the related statement of Profit and Loss for the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.




                                   Respectfully submitted,



                                   Schall & Ashenfarb,
                                   Certified Public Accountants, P.C.



May 8, 1996



                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                   -----------------------------------------



                                     INDEX
                                     -----






                                                             P A G E

Part I Financial Information:
     Item I -  Financial Statements
                Balance Sheet - March 31, 1996 (Unaudited)       3
                Statement of Profit & Loss
                Period Ended March 31, 1996 (Unaudited)          4
                Statement of Cash Flows
                Period Ended March 31, 1996                      5
                Notes to Financial Statements (Unaudited)        6

     Item 2 -  Management's Discussions and Analysis of
                Financial Condition & Results of Operations      7

Part II Other Information:
     Item 6 -  Exhibits and Reports on Form 8-K                  8





                     BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                               BALANCE SHEET
                               MARCH 31, 1996
                               (unaudited)



                    ASSETS

Current Assets

Cash and Money Market Accounts               $53,862

Total Assets                                                $53,862




               LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                             $4,500


Partners Capital

Partners Capital                             49,362


Total Liabilities & Partners Capital                        $53,862










See accountants compilation report.


                                   -3-


                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                     FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                (unaudited)


Royalty Income                                    $31,626

Less: Cost & Expenses                             0

Net Income before interest                        31,626

Interest Income                                   180

Net Income                                        31,806

Partners Capital - January 1, 1996                17,556

Partners Capital - March 31, 1996                 $49,362












See accountants compilation report.

                                   -4-




                     BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                          STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1996




CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                            $31,806

Net Cash Provided by Operating Activities              31,806

Cash and Cash equivalents at beginning of year         22,056

Cash and cash equivalents on March 31, 1996            $53,862














See Accountants compilation report.


                     BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1996



Note 1 -  General
          -------

          The Big River Productions Limited Partnership (the
          "Company") owns shares in subsidiary rights of the property Big River, including all live stock and amateur performances.


Note 2 -  Accounting Policies
          -------------------

          A) The Company uses the accrual method of accounting for royalty income and related expenses.

          B) The Company reports the statement of cash flows in accordance with the Financial Accounting Standards Board statement No. 95. For purposes of this statement, all highly liquid securities with a maturity of three months or less are considered to be cash equivalents.


Note 3 -  Commitments & Contingencies
          ---------------------------

          The Company has no long term leases.


Item 2



              MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
              --------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

The Company was capitalized by $2,500,000 of partners capital contributions in 1985 for the purpose of producing on Broadway a dramatic - musical play entitled "Big River". Big River's last Broadway performance was given on September 30, 1987.

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended March 31, 1996 were $31,626.
























                                      -7-



                       EXHIBITS AND REPORTS ON FORM 8-K
                       --------------------------------


A.   No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.































                                      -8-
















                                      -6-