Form 10-Q
period 1996-06-30
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 1996-08-08
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                               FINANCIAL STATEMENTS
                                   JUNE 30, 1996


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE NINE MONTHS ENDED JUNE 30, 1996      COMMISSION FILE # 2-94790-NY
                                                                  ----------

                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                    -----------------------------------------

              NEW YORK                                         13-3243107
- ------------------------------------------------------------------------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


     1501 BROADWAY           NEW YORK, NEW YORK                  10036
- ------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

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


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                     -----------------------------------------
                                  (Registrant)
                                  ------------




Date: 8/8/96                          /s/ Edward Strong
      --------------                  --------------------------
                                     By:Edward Strong
                                     (Officer)
                                     David, Strong, Warner, General Partner


Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, New York 10036


To the Partners:

We have compiled the accompanying balance sheet of Big River Productions Limited Partnership as of June 30, 1996, and the related statement of Profit and Loss and Cash Flows for the nine months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

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




                                   Respectfully submitted,



                                   Schall & Ashenfarb,
                                   Certified Public Accountants, P.C.



August 6, 1996


                     BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                     -----------------------------------------



                                     INDEX
                                     -----





                                                                     PAGE

Part I Financial Information:

     Item I -  Financial Statements
                Balance Sheet - June 30, 1996 (Unaudited)             3
                Statement of Profit & Loss
                Period Ended June 30, 1996 (Unaudited)                4
                Statement of Cash Flows
                Period Ended June 30, 1996                            5
                Notes to Financial Statements (Unaudited)             6

     Item 2 -  Management's Discussions and Analysis of
                Financial Condition & Results of Operations           7

Part II Other Information:

     Item 6 -  Exhibits and Reports on Form 8-K                       8




                     BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                               BALANCE SHEET
                               JUNE 30, 1996
                               (unaudited)



                    ASSETS

Current Assets

Cash in Bank                                 $54,121

Total Assets                                                $54,121




               LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                             $4,500


Partners Capital

Partners Capital                             49,621


Total Liabilities & Partners Capital                        $54,121










See accountants compilation report.

EXHIBIT "A"

                     BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                     FOR THE PERIODS INDICATED BELOW
                               (unaudited)

                              3 Months  6 Months  3 Months  6 Months
                                ended 6/30/96       ended 6/30/95

Royalty Income                $0        31,626    $878      $36,794

Less: Cost & Expenses         500       500       4358      4,358

Net Income before interest    (500)     31,126    (3,480)   32,436

Interest Income               759       939

Net Income                    259       32,065

Partners Capital -
     Beginning of Period      49,362    17,556    82,475    46,559

Less: Capital Distributions   0         0         (50,000) (50,000)

Partners Capital -
     End of Period            $49,621   49,621    $28,995   $28,995












See accountants compilation report.

                     BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1996




CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                            $32,065

Net Cash Provided by Operating Activities              32,065

Cash and Cash equivalents at beginning of year         22,056

Cash and cash equivalents on June 30, 1996             $54,121














The attached notes are an integral part of the financial statements.

                     BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30, 1996
                                    (unaudited)


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

          C)   The Company did not incur any interest expense in 1995.

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

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended June 30, 1996 were $0.

                       EXHIBITS AND REPORTS ON FORM 8-K
                       --------------------------------


A.   No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.