Form 10-Q
period 1996-09-30
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 1996-11-13
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996  COMMISSION FILE # 2-94790-NY


                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                    -----------------------------------------


              NEW YORK                                         13-3243107
----------------------------------------------------------------------------
     (State of other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)


     1501 BROADWAY           NEW YORK, NEW YORK                  10036
---------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

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

                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                    ----------------------------------------
                                 (Registrant)





Date: 11/11/96                                          /s/ Edward Strong
     ------------                                      ----------------------

                                                       By: Edward Strong
                    (Officer)
                    David, Strong, Warner, General Partner

                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                   -----------------------------------------



                                     INDEX
                                     -----






                                                                     PAGE

Part I Financial Information:

     Item I -  Financial Statements
                Balance Sheet - September 30, 1996 (Unaudited)        3
                Statement of Profit & Loss
                Period Ended September 30, 1996 (Unaudited)           4
                Statement of Cash Flows
                Period Ended September 30, 1996                       5
                Notes to Financial Statements (Unaudited)             6

     Item 2 -  Management's Discussions and Analysis of
                Financial Condition & Results of Operations           7

Part II Other Information:

     Item 6 -  Exhibits and Reports on Form 8-K                       8

Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, New York 10036


To the Partners:

We have compiled the accompanying balance sheet of Big River Productions Limited Partnership as of September 30, 1996, and the related statement of Profit and Loss and Cash Flows for the nine months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                                   Respectfully submitted,



                                   Schall & Ashenfarb,
                                   Certified Public Accountants, P.C.



November 11, 1996


                 BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                             BALANCE SHEET
                            SEPTEMBER 30, 1996
                             (unaudited)



                              ASSETS

Current Assets

Cash in Bank                                 $49,878
                                             -------
Total Assets                                                $49,878
                                                            =======



                    LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                             $   100


Partners Capital

Partners Capital                              49,778
                                              ------

Total Liabilities & Partners Capital                        $49,878
                                                            =======



See accountants compilation report.

EXHIBIT "A"


                                   -3-



                     BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                   STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                           FOR THE PERIODS INDICATED BELOW
                                    (unaudited)

                              3 Months  9 Months      3 Months  9 Months
                              --------  --------      --------  --------
                                ended 9/30/96           ended 9/30/95

Royalty Income                $0        31,626          $23,600   $60,394

Less: Cost & Expenses         400       900               3,194     7,552
                              ---       ----              ----      ----
Net Income before interest    (400)     30,726           20,406    52,842

Interest Income               557       1,496
                              ---       -----
Net Income                    157       32,222

Partners Capital -
     Beginning of Period      49,621    17,556           28,995    46,559

Less: Capital Distributions   0         0               (25,000) (75,000)
                              ----     ----             -------- --------
Partners Capital -
     End of Period            $49,778   $49,778         $24,401   $24,401
                              =======   =======         =======   =======








See accountants compilation report.

                                   -4


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                         STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996




CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                        $32,222
                                                                   -------
Adjustments:
 Decrease in accounts payable                    ($4,400)
Total Adjustments                                --------         (4,400)
                                                                  -------
Net Cash Provided by Operating Activities                          27,822

Cash and Cash equivalents at beginning of year                     22,056
                                                                   ------
Cash and Cash equivalents on September 30, 1996                    $49,878
                                                                   =======







The attached notes are an integral part of the financial statements.

                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (unaudited)


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

          C)   The Company did not incur any interest expense in 1996.

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

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended September 30, 1996 were $0.

                       EXHIBITS AND REPORTS ON FORM 8-K
                       --------------------------------


A.   No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.