Form 10-K
period 1996-12-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 1997-03-31
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                       FINANCIAL STATEMENTS
                        DECEMBER 31, 1996



BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP


INDEX

Part I                                                                 PAGE
Item 1 - Business                                                        1
Item 2 - Properties                                                      1
Item 3 - Legal Proceedings                                               1

Part II
Item 4 - Submission of matter to vote of
         security holders                                                1
Item 5 - Market for registrants common
         equity and related stockholders
         matters                                                         1
Item 6 - Selected Financial Data                                         1
Item 7 - Managements discussion and analysis
         of financial condition and results
         of operations                                                   1
Item 8 - Financial statements and supplementary
         data                                                            1
Item 9 - Disagreements on accounting and
         financial disclosure                                            1


Part III
Item 10 - Directors and executive officers                               1
Item 11 - Executive Compensation                                         1
Item 12 - Security Ownership                                             1
Item 13 - Certain relationship and related
          transactions                                                   1

Part IV
Item 14 - Financial statements                                           2-7

Signatures                                                               8


Item 1 -        Business
                The Big River Productions Limited Partnership owns the rights to the play Big River. As of December 31, 1996 the play was being performed on tour.

Item 2 -        Properties
                Partnership maintains through its general partners offices at 1501 Broadway, New York, New York.

Item 3 -        Legal Proceedings
                NONE

Item 4 -        Submission of matters to a vote of Security Holders
                Not Applicable

Item 5 -        Market for Registrants Common Equity & Stockholder Matters
                Not Applicable

Item 6 -        Selected Financial Data
                The following table sets forth selected financial information regarding the Company's financial position and operating results. This information should be read in conjunction with the financial statements and notes thereto and Managements discussion and analysis of financial condition and results of operations, appearing elsewhere in this report.

Income from continuing operation                                $41,838
Total Assets                                                    $65,094
Non-Current Obligations                                         -0-

Item 7 - Managements Discussion and Analysis of financial condition and results of operations
                The Partnership was capitalized by $2,500,000 of partners contributions during 1985 for the purpose of producing on Broadway a dramatic - musical play entitled "Big River". The Company's primary revenue source is from royalties from licensing agreem ents. The Company's royalty income was $47,565 during 1996.

Item 8 -        Financial Statement and Supplementary Data
                The financial statements and supplementary data listed on he accompanying Index to financial statements and Index to financial schedule are hereby incorporated herein by this reference and filed as part of this report.

Item 9 -        Disagreements on Accounting and Financial Disclosures
                NONE

Item 10 - 13    Not Applicable


           BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                  BALANCE SHEET
                   DECEMBER 31, 1996



               ASSETS

                                     1996        1995

Current Assets

Cash in Bank                         $65,094      $22,056
                                     ----------   -------
Total Assets                         $65,094      $22,056
                                     =======      =======



LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                      $5,700       $4,500
                                      ------       ------
Total Liabilities                      5,700        4,500


Partners Capital

Partners Capital                      59,394       17,556
                                      ------       -----
Total Partners Capital                59,394       17,556


Total Liabilities & Partners Capital $65,094      $22,056
                                     =======      =======


See accountants compilation report.
                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                   STATEMENT OF INCOME AND PARTNERS' CAPITAL
                   FOR THE TWELVE MONTHS ENDED DECEMBER 31,



                                               1996      1995

Income:
 Royalty                                       $47,565   $64,941
                                               -------   -------
Total income                                    47,565    64,941

Less: Expenses
Royalty Expense                                    150      9,967
General Manager Fee                              1,200      2,400
Professional                                     4,950      4,500
Administration Expense                               0        950
                                                 ------     ------
Total Expenses                                   6,300     17,817

Net Income Before Taxes                         41,625     47,124

Provision for NYC Unincorporated
 Business Tax                                    1,500      1,560
                                                 ------    -----
Net Income Before Interest Income               39,765     45,564

Interest Income                                  2,073        433
                                                 -----     ------
Net Income                                      41,838     45,997

Partners' Capital - Beginning of year           17,556     46,559

Less: Distribution to Partner's                      0    (75,000)
                                                -------   --------
Partners' Capital - End of year                $59,394   $17,556
                                               =======   ========





See notes attached



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                          STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED DECEMBER 31,


                                              1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                   $41,838     $45,997
 Adjustments to reconcile net income to net
 cash provided by operating activities
 Increase/(Decrease)in accrued expenses         1,200         705
                                                -----       -----
Total Adjustments                               1,200         705
                                                ----       -----
Net Cash Provided by Operating Activities      43,038      46,702

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital Distributions                              0      (75,000)
                                                ------    ---------
Net cash used for financing activities              0      (75,000)
                                                ------     -------
Net cash increas/(decrease)for year            43,038      (28,298)

Cash and Cash equivalents
 at beginning of year                          22,056      50,354
                                               -------   --------
Cash and cash equivalents at end of year      $65,094     $22,056
                                              =======      =======

See notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995


Note 1 -        General

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

                The Company has no long term leases.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                 (Registrant)


Date: ________________________             /s/Edward Strong
                                          _____________________________
                                           By: Edward Strong
                                               (Officer)
                                       David, Strong, Warner, General Partner

   SECURITIES AND EXCHANGE COMMISSION

   WASHINGTON, D.C. 20549

   FORM 10-K

   ANNUAL REPORT UNDER SECTION 13 OR 15(D)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FOR THE YEAR ENDED DECEMBER 31, 1996   COMMISSION FILE# 294790-NY
                                                                   ----------
   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
   ------------------------------------------

         NEW YORK                                    13-3243107
----------------------------------------------------------------
(State of other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


1501 BROADWAY                   NEW YORK, NEW YORK            10036
-------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrants telephone number, including Area Code (212) 575-9710
                                                  ---------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES X NO
                                                     --   ---