Form 10-Q
period 1997-03-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 1997-05-14
CIK 759440

SIGNATURES
                           ___________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                ________________________________________
                          (Registrant)





Date: 5/14/97                         /s/Edward Strong
      _____________                   ________________________
                                     By: Edward Strong
                                     (Officer)
                                     David, Strong, Warner, General Partner


                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                             FINANCIAL STATEMENTS
                             MARCH 31, 1997

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                            FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1997    COMMISSION FILE# 2-94790-NY

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                  _________________________________________

         NEW YORK                        13-3243107
__________________________________________________________
(State of other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


1501 BROADWAY           NEW YORK, NEW YORK            10036
______________________________________________________________
(Address of principal executive offices)            (Zip Code)

Registrants telephone number, including Area Code (212) 575-9710
                                                  ______________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                             YES X    NO
                                                __       __

                     BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                     _________________________________________

                                 INDEX
                                 _____


                                                                         PAGE
Part I Financial Information:
Item I -        Financial Statements
                Balance Sheet - March 31, 1997 (Unaudited)         3
                Statement of Profit & Loss
                Period Ended March 31, 1997 (Unaudited)            4
                Statement of Cash Flows
                Period Ended March 31, 1997                        5
                Notes to Financial Statements (Unaudited)          6

Item 2 -        Management's Discussions and Analysis of
                Financial Condition & Results of Operations        7

Part II Other Information:
Item 6 -        Exhibits and Reports on Form 8-K                   8







Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, New York 10036


To the Partners:

We have compiled the accompanying balance sheet of Big River Productions Limited Partnership as of March 31, 1997, and the related statement of Profit and Loss for the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


Respectfully submitted,



Schall & Ashenfarb,
Certified Public Accountants, P.C.



May 8, 1997



                       BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                                MARCH 31, 1997
                                (unaudited)



                                    ASSETS


Current Assets

Cash and Money Market Accounts                  $6,634
                                                ______
Total Assets                                                 $6,634
                                                             ======



                             LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                                             $5,700


Partners Capital

Partners Capital                                                934
                                                                ___

Total Liabilities & Partners Capital                         $6,634
                                                             ======




See accountants compilation report.

                      -3-

        BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
        STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
        FOR THE THREE MONTHS ENDED MARCH 31, 1997




Royalty Income                                                  $45,340

Less: Cost & Expenses                                           (59,363)
                                                                _______
Net Income Before Interest                                      (14,023)

Interest Income                                                     563
                                                                ________
Net Income                                                      (13,460)

Partners' Capital - January 1, 1997                              59,394

Capital Distributions                                           (45,000)
                                                                _______
Partners' Capital - March 31, 1997                              $   934
                                                                =======


See notes attached

        -4-


                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED MARCH 31, 1997





CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)                                                $(13,460)
                                                                 ________
Net Cash Provided by Operating Activities                         (13,460)

Net Cash Provided by Investing Activities:
 Capital Distributions                                            (45,000)
                                                                  ________
  Total Cash Provided by Investing Activities                     (45,000)
                                                                  ________
Net Change in Cash                                                (58,460)

Cash and Cash equivalents at beginning of year                     65,094
                                                                   ______
Cash and cash equivalents on March 31, 1997                       $ 6,634
                                                                  =======







See notes attached

        -5-
                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1997



Note 1 -        General
                ______
                The Big River Productions Limited Partnership (the "Company") owns shares in subsidiary rights of the property Big River, including all live stock and amateur performances.


Note 2 -        Accounting Policies
                ___________________
        A) The Company uses the accrual method of accounting for royalty income and related expenses.

        B) The Company reports the statement of cash flows in accordance with the Financial Accounting Standards Board statement No. 95. For purposes of this statement, all highly liquid securities with a maturity of three months or less are considere d to be cash equivalents.


Note 3 -        Commitments & Contingencies
                _________________________
                The Company has no long term leases.

















        -6-
Item 2



        MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
        ___________________________________________________
        CONDITION AND RESULTS OF OPERATIONS
        ______________________________________

The Company was capitalized by $2,500,000 of partners capital contributions in 1985 for the purpose of producing on Broadway a dramatic - musical play entitled "Big River". Big River's last Broadway performance was given on September 30, 1987.

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended March 31, 1997 were $45,340.














        -7-

        EXHIBITS AND REPORTS ON FORM 8-K



A.      No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.









        -8-