Form 10-Q
period 1997-06-30
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 1997-08-15
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                         FINANCIAL STATEMENTS
                          JUNE 30, 1997

                 SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                         FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 1997    COMMISSION FILE# 2-94790-NY

                 BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                 ----------------------------------------

         NEW YORK                                    13-3243107
---------------------------------------------------------------
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


1501 BROADWAY           NEW YORK, NEW YORK            10036
-----------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrants telephone number, including Area Code (212) 575-9710
                                                  -------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and
(2) has been subject to such filing requirements for the past 90 days.


                                             YES X    NO
                                               ---       ----

                BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                -----------------------------------------



                               INDEX
                               -----

                                                                PAGE
Part I Financial Information:
Item I -        Financial Statements
 Balance Sheet - June 30, 1997 (Unaudited)                         3
 Statement of Profit & Loss
         Period Ended June 30, 1997 (Unaudited)                    4
Statement of Cash Flows
 Period Ended June 30, 1997                                        5
 Notes to Financial Statements (Unaudited)                         6

Item 2 -        Management's Discussions and Analysis of
 Financial Condition & Results of Operations                       7

Part II Other Information:
Item 6 -        Exhibits and Reports on Form 8-K                   8

Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, New York 10036


To the Partners:

We have compiled the accompanying balance sheet of Big River Productions Limited Partnership as of June 30, 1997, and the related statement of Profit and Loss for the six months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

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


                                       Respectfully submitted,



                                      Schall & Ashenfarb,
                                      Certified Public Accountants, P.C.



August 13, 1997

        BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                   BALANCE SHEET
                   June 30, 1997
                   (unaudited)



                                     ASSETS


Current Assets

Cash and Money Market Accounts                  $521
                                                ----
Total Assets                                                     $521
                                                                 ----



LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                               $300
                                               ----

Partners Capital

Partners Capital                               $221
                                               ----

Total Liabilities & Partners Capital                            $521
                                                                ====

See accountants compilation report.

              BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                  FOR THE PERIODS INDICATED BELOW


                        3 Months      6 Months           3 Months      6 Months
                     Ended 6/30/97   Ended 6/30/97    Ended 6/30/96   Ended 6/30/96
                     ------------    -------------    ------------    -------------
Royalty Inc.            $    0          $45,340          $    0          $31,626

Less: Cost & Exp.         (794)         (60,157)           (500)            (500)
                        -------         -------          -------         -------
Net Inc. Before Int       (794)         (14,817)           (500)         (31,126)

Interest Income             81              644             759              939
                       -------         ---------        -------         ---------
Net Income/(Loss)         (713)         (14,173)           (259)          32,065

Part. Cap.-Beginning       934            59,394         49,362           17,556

Capital Dist.                0           (45,000)             0                0
                       -------          ---------      --------         --------
Part. Cap.-Ending     $   221           $   221        $49,621         $ 49,621
                       =======           ========      =======




See notes attached

             BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                   STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED June 30, 1997


CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/(Loss)                                      $(14,173)

Decrease in Accrued Expenses                               5,400
                                                        ---------

Net Cash Provided by Operating Activities                (19,573)

Net Cash Provided by Investing Activities:
 Capital Distributions                                   (45,000)
                                                        ---------

  Total Cash Provided by Investing Activities            (45,000)
                                                        ---------

Net Change in Cash                                       (64,573)

Cash and Cash equivalents at beginning of year             65,094
                                                         --------

Cash and cash equivalents on June 30, 1997               $   521
                                                         =========


See notes attached

              BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1997

Note 1 -        General
               ---------

The Big River Productions Limited Partnership (the "Company") owns shares in subsidiary rights of the property Big River, including all live stock and amateur performances.


Note 2 -        Accounting Policies
             ----------------------

A) The Company uses the accrual method of accounting for royalty income and related expenses.

B) The Company reports the statement of cash flows in accordance with the Financial Accounting Standards Board statement No. 95. For purposes of this statement, all highly liquid securities with a maturity of three months or less are considered to be cash equivalents.


Note 3 -        Commitments & Contingencies
              -----------------------------

The Company has no long term leases.



                           -6-
Item 2



        MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


The Company was capitalized by $2,500,000 of partners capital contributions in 1985 for the purpose of producing on Broadway a dramatic - musical play entitled "Big River". Big River's last Broadway performance was given on September 30, 1987.

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended June 30, 1997 were $0.


                              -7-

                  EXHIBITS AND REPORTS ON FORM 8-K
                  -------------------------------


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

        BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
        -----------------------------------------
                   (Registrant)





Date:-------------            -----------------
                              By: Edward Strong
                                (Officer)
                              David, Strong, Warner, General Partner