Form 10-Q
period 1997-09-30
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 1997-11-13
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                      FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1997

        BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP




                           INDEX
                           -----

                                                                     PAGE
Part I Financial Information:

Item I -        Financial Statements
                Balance Sheet - September 30, 1997 (Unaudited)         3
                Statement of Profit & Loss
                Period Ended September 30, 1997 (Unaudited)            4
         Statement of Cash Flows
                Period Ended September 30, 1997                        5
                Notes to Financial Statements (Unaudited)              6

Item 2 -        Management's Discussions and Analysis of
                Financial Condition & Results of Operations            7

Part II Other Information:

Item 6 -        Exhibits and Reports on Form 8-K                       8


Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, New York 10036


To the Partners:

We have compiled the accompanying balance sheet of Big River Productions Limited Partnership as of September 30, 1997, and the related statements of Profit and Loss and Cash Flows for the nine months then ended, in accordance with standards establish ed by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


Respectfully submitted,



Schall & Ashenfarb,
Certified Public Accountants, P.C.



November 11, 1997



                BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                       BALANCE SHEET
                      SEPTEMBER 30, 1997
                         (unaudited)



                           ASSETS


Current Assets

Cash in Bank                                    $20,118
                                                --------
Total Assets                                                     $20,118
                                                                 ========



                     LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                               $   300


Partners Capital

Partners Capital                               19,818
                                               ------

Total Liabilities & Partners Capital                            $20,118
                                                                =======


See accountants compilation report.

        -3-



             BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
            STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                   FOR THE PERIODS INDICATED BELOW
                          (unaudited)

                        3 Months        9 Months        3 Months        9 Months
                        ---------      -----------     ---------       ---------
                              ended 9/30/97                     ended 9/30/96

Royalty Income            $20,319           65,659        $0            $31,626

Less: Cost & Expenses         722           60,879       400                900
                             ----           ------       ---                ---
Net Income before interest 19,597            4,780      (400)            30,726

Interest Income                 0              644       557              1,496
                               ---             ----     ----              ----
Net Income                 19,597            5,424       157             32,222

Partners Capital -
        Beginning of Period  221            59,394    49,621             17,556

Less: Capital Distributions    0           (45,000)        0                  0
                             ---            -------       ---               ---
Partners Capital -
End of Period            $19,818           $19,818    $49,778           $49,778
                         ========          =========  ========          =======


See accountants compilation report.

-4-



                 BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                  FOR THE YEAR ENDED SEPTEMBER 30, 1997





CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                           $5,424
Adjustments:                                                          ------
 Decrease in accounts payable                              (5,400)
Total Adjustments                                          ------    (5,400)
                                                                     -------

Net Cash Provided by Operating Activities                                24

Cash Flows From Financing Activities:
 Capital Distributions                                    (45,000)
                                                          --------
Total Cash Flows From Financing Activities                          (45,000)

Cash and Cash equivalents at beginning of year                       65,094
                                                                    -------
Cash and cash equivalents on September 30, 1997                     $20,118
                                                                    ========



The attached notes are an integral part of the financial statements.
        -5-

                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997



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

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended September 30, 1997 were $20,319.

        EXHIBITS AND REPORTS ON FORM 8-K



A.      No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.