Form 10-K
period 1997-12-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 1998-03-11
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                               FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997




                         REPORT OF INDEPENDENT AUDITOR



Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, NY  10036

Gentlemen:

We have audited the accompanying balance sheet of Big River Productions Limited Partnership as of December 31, 1997 and 1996, and the related statements of income and partners' capital, and cash flows for the years then ended. These financial statem ents are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. A n audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evalua ting the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big River Productions Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   Respectfully submitted,




                                   Schall & Ashenfarb,
                                   Certified Public Accountants, P.C.

February 28, 1998




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

Item 1 -        Business
                The Big River Productions Limited Partnership owns the rights to the play Big River. As of December 31, 1997 the play was being performed on tour.

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

                Income from continuing operation                $ (2 ,654)
                Total Assets                                    $18,384
                Non-Current Obligations                         -0-

Item 7 - Managements Discussion and Analysis of financial condition and results of operations
                The Partnership was capitalized by $2,500,000 of partners contributions during 1985 for the purpose of producing on Broadway a dramatic - musical play entitled "Big River". The Company's primary revenue source is from royalties from licensing agreements. The Company's royalty income was $ 6,445 during 1997.

Item 8 -        Financial Statement and Supplementary Data
                The financial statements and supplementary data listed on he accompanying Index to financial statements and Index to financial schedule are hereby incorporated herein by this reference and filed as part of this report.

Item 9 -        Disagreements on Accounting and Financial Disclosures
                NONE

Item 10 - 13   Not Applicable


                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           BALANCE SHEET
                          DECEMBER 31, 1997

                          ASSETS

                                     1997        1996
                                     -----       -----

Current Assets
                                   $18,384      $65,094
                                   -------      -------
Cash in Bank                       $18,384      $65,094
                                   -------      =======

Total Assets




LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                               $6,644       $5,700
                                               ------       ------
Total Liabilities                               6,644        5,700


Partners Capital

Partners Capital                               11,740        59,394
                                               ------        ------
Total Partners Capital                         11,740        59,394


Total Liabilities & Partners Capital          $18,384     $65,094
                                              =======     =======


See accountants compilation report.

                      BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                         STATEMENT OF INCOME AND PARTNERS' CAPITAL
                          FOR THE TWELVE MONTHS ENDED DECEMBER 31,



                                       1997      1996

Income:
 Royalty                              $65,659   $47,565
                                     --------   -------
Total income                           65,659    47,565

Less: Expenses
Royalty Expense                        61,558       150
General Manager Fee                     1,200      1,200
Professional                            4,665      4,950
Administration Expense                      0          0

Total Expenses                          67,423      6,300
                                        ------     ------
Net Income Before Taxes                 (1,764)    41,265

Provision for NYC Unincorporated
Business Tax
                                         1,534      1,500
                                         -----      -----
Net Income Before Interest Income       (3,298)    39,765

Interest Income                            644      2,073
                                           ----     ----
Net Income                              (2,654)    41,838

Partners' Capital - Beginning of year   59,394     17,556

Less: Distribution to Partner's        (45,000)         0
                                       --------   -------
Partners' Capital - End of year        $11,740   $59,394
                                       =======   =======


See notes attached



                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31,

                                                                1997          1996
                                                                ----         -----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                     $( 2,654)    $41,838
 Adjustments to reconcile net income
 to net cash provided by operating activities
 Increase/(Decrease)in accrued expenses                             944         1,200
                                                                    ---         -----
Total Adjustments                                                   944         1,200
                                                                    ---         -----
Net Cash Provided by/(used for) Operating Activities             ( 1,710)      43,038

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital Distributions                                          (45,000)            0
                                                                -------           ---
Net cash used for financing activities                          (45,000)            0
                                                                -------           ---
Net cash increase/(decrease)for year                            (46,710)       43,038

Cash and Cash equivalents
 at beginning of year                                            65,094        22,056
                                                                 ------        -----
Cash and cash equivalents at end of year                        $18,384       $65,094
                                                                =======       ======
See notes attached

                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1997 AND 1996


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

                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                               (Registrant)





Date: ____________            ------------------------
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




                          SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                       ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FOR THE YEAR ENDED DECEMBER 31, 1997   COMMISSION FILE# 294790-NY

                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                   -----------------------------------------

         NEW YORK                          13-3243107
------------------------------------------------------
(State of other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


1501 BROADWAY                   NEW YORK, NEW YORK        10036
-----------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrants telephone number, including Area Code (212) 575-9710
                                                  ----------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                  YES X    NO
                                     ---     ---