Form 10-K/A
period 1997-12-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 1998-03-31
CIK 759440

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

                Income from continuing operation                $42,364
                Total Assets                                    $18,384
                Non-Current Obligations                         -0-

Item 7 - Managements Discussion and Analysis of financial condition and results of operations
                The Partnership was capitalized by $2,500,000 of partners contributions during 1985 for the purpose of producing on Broadway a dramatic - musical play entitled "Big River". The Company's primary revenue source is from royalties from licensing agreements. The Company's royalty income was $65,659 during 1997.

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

Item 9 -        Disagreements on Accounting and Financial Disclosures
                NONE

Item 10 - 13   Not Applicable


                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           BALANCE SHEET
                          DECEMBER 31, 1997

                          ASSETS

                                     1997        1996
                                     -----       -----

Current Assets


Cash in Bank                       $18,384      $65,094
                                   -------      -------

Total Assets                       $18,384      $65,094
                                   -------      =======



LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                               $6,644       $5,700
                                               ------       ------
Total Liabilities                               6,644        5,700


Partners Capital

Partners Capital                               11,740        59,394
                                               ------        ------
Total Partners Capital                         11,740        59,394


Total Liabilities & Partners Capital          $18,384     $65,094
                                              =======     =======


See accountants compilation report.

                      BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                         STATEMENT OF INCOME AND PARTNERS' CAPITAL
                          FOR THE TWELVE MONTHS ENDED DECEMBER 31,



                                       1997      1996

Income:
 Royalty                              $65,659   $47,565
                                     --------   -------
Total income                           65,659    47,565

Less: Expenses
Royalty Expense                        16,558       150
General Manager Fee                     1,200      1,200
Professional                            4,665      4,950
Administration Expense                      0          0

Total Expenses                          22,423      6,300
                                        ------     ------
Net Income Before Taxes                 43,236     41,265

Provision for NYC Unincorporated
Business Tax
                                         1,534      1,500
                                         -----      -----
Net Income Before Interest Income       41,702     39,765

Interest Income                            644      2,073
                                           ----     ----
Net Income                              42,346     41,838

Partners' Capital - Beginning of year   59,394     17,556

Less: Distribution to Partner's        (90,000)         0
                                       --------   -------
Partners' Capital - End of year        $11,740   $59,394
                                       =======   =======


See notes attached



                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31,

                                                                1997          1996
                                                                ----         -----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                     $42,346       $41,838
 Adjustments to reconcile net income
 to net cash provided by operating activities
 Increase/(Decrease)in accrued expenses                             944         1,200
                                                                    ---         -----
Total Adjustments                                                   944         1,200
                                                                    ---         -----
Net Cash Provided by Operating Activities                        43,290        43,038

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital Distributions                                          (90,000)            0
                                                                -------           ---
Net cash used for financing activities                          (90,000)            0
                                                                -------           ---
Net cash increase/(decrease)for year                            (46,710)       43,038

Cash and Cash equivalents
 at beginning of year                                            65,094        22,056
                                                                 ------        -----
Cash and cash equivalents at end of year                        $18,384       $65,094
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