Form 10-Q
period 1998-09-30
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 1998-11-16
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                         FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998

                 SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                         FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 1998    COMMISSION FILE# 2-94790-NY

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



                               INDEX
                               -----

                                                                PAGE
Part I Financial Information:
Item I -        Financial Statements
 Balance Sheet - September 30, 1998 (Unaudited)                    3
 Statement of Profit & Loss
         Period Ended September 30, 1998 (Unaudited)               4
Statement of Cash Flows
 Period Ended September 30, 1998                                   5
 Notes to Financial Statements (Unaudited)                         6

Item 2 -        Management's Discussions and Analysis of
 Financial Condition & Results of Operations                       7

Part II Other Information:
Item 6 -        Exhibits and Reports on Form 8-K                   8

Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, New York 10036


To the Partners:

We have compiled the accompanying balance sheet of Big River Productions Limited Partnership as of September 30, 1998, and the related statement of Profit and Loss for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


                                       Respectfully submitted,



                                      Schall & Ashenfarb,
                                      Certified Public Accountants, P.C.



November 11, 1998

        BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                   BALANCE SHEET
                   September 30, 1998
                   (unaudited)



                                     ASSETS


Current Assets

Cash and Money Market Accounts                  $110,296
                                                ----
Total Assets                                                     $110,296
                                                                 ----



LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                               $2,344
                                               ----

Partners Capital

Partners Capital                               $107,952
                                               ----

Total Liabilities & Partners Capital                            $110,296
                                                                ====

See accountants compilation report.

              BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                  FOR THE PERIODS INDICATED BELOW


                                    3 Months       9 Months        3 Months      9 Months
                                 Ended 9/30/98    Ended 9/30/98 Ended 9/30/97   Ended 9/30/97
                                 ------------     ------------- ------------    -------------
Royalty Inc.                        $ 26,518         $98,059       $ 20,319     $65,659

Less: Cost & Exp.                     (850)          (1,847)        (722)        60,879
                                    -------          -------       -------       -------
Net Inc. Before Int                   25,668          96,212         19,597       4,780

Interest Income                          0                 0              0         644
                                   -------          ---------       -------      ---------
Net Income/(Loss)                     25,668          96,212         19,597       5,424
(14,173)

Part. Cap.-Beginning                82,284            11,740          221            59,394

Capital Dist.                            0                 0            0           (45,000)
                                  --------          --------      -------          ---------
Part. Cap.-Ending                 $107,952         $107,952      $ 19,818          $ 19,818
                                  =======          ==========     =======           ========



See notes attached

             BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                   STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED September 30, 1998


CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/(Loss)                                      $96,212

Decrease in Accrued Expenses                             (4,300)
                                                        ---------

Net Cash Provided by Operating Activities                 91,912

Net Cash Provided by Investing Activities:
 Capital Distributions                                         0
                                                        ---------

  Total Cash Provided by Investing Activities                  0
                                                        ---------

Net Change in Cash                                        91,912

Cash and Cash equivalents at beginning of year            18,384
                                                         --------

Cash and cash equivalents on September 30, 1998        $ 110,296
                                                         =========


See notes attached

              BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1998

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

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended September 30, 1998 were $26,518.


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