Form 10-K/A
period 1998-12-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 1999-03-22
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                               FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998




                         REPORT OF INDEPENDENT AUDITOR



Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, NY  10036

Gentlemen:

We have audited the accompanying balance sheet of Big River Productions Limited Partnership as of December 31, 1998 and 1997, and the related statements of income and partners' capital, and cash flows for the years then ended. These financial statem ents are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big River Productions Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   Respectfully submitted,




                                   Schall & Ashenfarb,
                                   Certified Public Accountants, P.C.

March 1, 1999




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

Item 1 -        Business
                The Big River Productions Limited Partnership owns the rights to the play Big River. As of December 31, 1998 the play was being performed on tour.

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

                Income from continuing operation                $98,059
                Total Assets                                   $108,984
                Non-Current Obligations                          -0-

Item 7 - Managements Discussion and Analysis of financial condition and results of operations
                The Partnership was capitalized by $2,500,000 of partners contributions during 1985 for the purpose of producing on Broadway a dramatic - musical play entitled "Big River". The Company's primary revenue source is from royalties from licensing agreements. The Company's royalty income was $98,059 during 1998.

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

Item 9 -        Disagreements on Accounting and Financial Disclosures
                NONE

Item 10 - 13   Not Applicable


                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           BALANCE SHEET
                          DECEMBER 31,

                          ASSETS

                                     1998       1997
                                     -----      -----

Current Assets


Cash in Bank                        $108,984     $18,384
                                     --------     -------

Total Assets                         $108,984     $18,384
                                     ========     ========



LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                      $18,637        $6,644
                                      -------        ------
Total Liabilities                     $18,637         6,644


Partners Capital

Partners Capital                       90,347          11,740
                                      --------         ------
Total Partners Capital                 90,347          11,740


Total Liabilities & Partners Capital $108,984      $18,384
                                     =========      =======


See accountants compilation report.

                      BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                         STATEMENT OF INCOME AND PARTNERS' CAPITAL
                          FOR THE TWELVE MONTHS ENDED DECEMBER 31,



                                      1998               1997

Income:
 Royalty                              $98,059           $65,659
                                      -------          --------
Total income                          98,059             65,659

Less: Expenses
Royalty Expense                        8,793             16,558
General Manager Fee                    1,200              1,200
Professional                           4,677              4,665
Administration Expense                 1,782                  0
                                       ------           --------
Total Expenses                         16,452             22,423
                                       --------           ------
Net Income Before Taxes                81,607             43,236

Provision for NYC Unincorporated
Business Tax
                                         3,000             1,534
                                         ------            -----
Net Income Before Interest Income        78,607            41,702

Interest Income                             0                644
                                          -----              ----
Net Income                               78,607           42,346

Partners' Capital - Beginning of year    11,740           59,394

Less: Distribution to Partner's            0             (90,000)
                                        ---------        --------
Partners' Capital - End of year           90,347         $11,740
                                         =========       =======


See notes attached



                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31,

                                                           1998          1997
                                                           -----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                               $78,607        $42,346
 Adjustments to reconcile net income
 to net cash provided by operating activities
 Increase/(Decrease)in accrued expenses                     11,993          944
                                                           --------          ---
Total Adjustments                                           11,993           944
                                                           --------          ---
Net Cash Provided by Operating Activities                   90,600        43,290

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital Distributions                                         0         (90,000)
                                                              ---        -------
Net cash used for financing activities                         0         (90,000)
                                                             -----       -------
Net cash increase/(decrease)for year                         90,600      (46,710)

Cash and Cash equivalents
 at beginning of year                                         18,384      65,094
                                                             ---------    ------
Cash and cash equivalents at end of year                      108,984     $18,384
                                                              =========  =======
See notes attached

                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND 1997


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

   FOR THE FOR THE YEAR ENDED DECEMBER 31, 1998   COMMISSION FILE# 294790-NY

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