Form 10-Q
period 1999-09-30
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 1999-11-10
CIK 759440

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



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999




                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1999    COMMISSION FILE# 2-94790-NY
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




                                    INDEX



PAGE
Part I Financial Information:
     Item I -  Financial Statements
                Balance Sheet - September 30, 1999 (Unaudited) 3 Statement of Profit & Loss
                 Period Ended September 30, 1999 (Unaudited) 4 Statement of Cash Flows
                Period Ended September 30, 1999                  5
                Notes to Financial Statements (Unaudited)        6
     Item 2 -  Management's Discussions and Analysis of
Financial Condition & Results of Operations                      7

Part II Other Information:
     Item 6 -  Exhibits and Reports on Form 8-K                  8


Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, New York 10036


To the Partners:

We have compiled the accompanying balance sheet of Big River Productions Limited Partnership as of September 30, 1999, and the related statement of Profit and Loss for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services Issued by the American Institute of Certified Public Accountants.

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


                                   Respectfully submitted,



                                   Schall & Ashenfarb,
                                   Certified Public Accountants, P.C.



November 10, 1999

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               SEPTEMBER 30, 1999
                                (unaudited)



                                   ASSETS



Current Assets

Cash and Money Market Accounts               $83,688
                                             -------
Total Assets                                           $83,688
                                                       =======



               LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                             $845


Partners Capital

Partners Capital                             82,843
                                             -------

Total Liabilities & Partners Capital                $83,688
                                                    =======





See accountants compilation report.

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999


                                3 Months          9 Months         3 Months            9 Months
                                Ended 9/30/99     Ended 9/30/99    Ended 9/30/98       Ended 9/30/98

Royalty Income                 $55,675            $98,142          $26,518             $98,059

Less: Cost & Expenses            1,450              5,646              850               1,847
                                ------             ------           ------              ------
Net Income Before Interest      54,225             92,496           25,668              96,212

Interest Income                      0                  0                0                   0
                                ------             ------           ------              ------
Net Income/(Loss)               54,225             92,496           25,668              96,212

Partners' Capital - Beginning   28,618             90,347           82,284              11,740

Capital Distributions                0                  0                0                   0
                                ------             ------           ------              ------
Partners' Capital - Ending     $82,843            $82,843         $107,952            $107,952
                              ========            ========        ========            ========











See notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999





CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/(Loss)                                       $92,4967

  Decrease in Accrued Expenses                           (17,792)
                                                         --------
Net Cash Provided by Operating Activities                 74,704

Net Cash used for Investing Activities:
Capital Distributions                                   (100,000)
                                                         ------
  Total Cash used for Investing Activities              (100,000)
                                                        --------
Net Change in Cash                                       (25,296)

Cash and Cash equivalents at beginning of year          108,984
                                                       --------
Cash and Cash equivalents on September 30, 1999          83,688
                                                       ========





See notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



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

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended September 30, 1999 were $55,675.





                                     -7-

                      EXHIBITS AND REPORTS ON FORM 8-K



A.   No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.
















                                     -8-