Form 10-K
period 1999-12-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2000-03-29
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                               FINANCIAL STATEMENTS
                                 DECEMBER 31, 1999




                         REPORT OF INDEPENDENT AUDITOR



Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, NY  10036

Gentlemen:

We have audited the accompanying balance sheet of Big River Productions Limited Partnership as of December 31, 1999 and 1998, and the related statements of income and partners' capital, and cash flows for the years then ended. These financial statem ents are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big River Productions Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   Respectfully submitted,




                                   Schall & Ashenfarb,
                                   Certified Public Accountants, LLC

March 15, 2000




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

Item 1 -        Business
                The Big River Productions Limited Partnership owns the rights to the play Big River. As of December 31, 1999 the play was being performed on tour.

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

                Income from continuing operation                $98,142
                Total Assets                                    $82,888
                Non-Current Obligations                          -0-

Item 7 - Managements Discussion and Analysis of financial condition and results of operations
                The Partnership was capitalized by $2,500,000 of partners contributions during 1985 for the purpose of producing on Broadway a dramatic - musical play entitled "Big River". The Company's primary revenue source is from royalties from licensing agreements. The Company's royalty income was $98,142 during 1999.

Item 8 -        Financial Statement and Supplementary Data
                The financial statements and supplementary data listed on he accompanying Index to financial statements and Index to financial schedule are hereby incorporated herein by this reference and filed as part of this report.

Item 9 -        Disagreements on Accounting and Financial Disclosures
                NONE

Item 10 - 13   Not Applicable


                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           BALANCE SHEET
                          DECEMBER 31, 1999

                          ASSETS

                                        1999         1998
                                        -----        -----

Current Assets


Cash in Bank                           $82,888      $108,984
                                       --------     -------

Total Assets                           $82,888      $108,984
                                       ========     ========



LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                      $7,035         $18,637
                                      -------        ------
Total Liabilities                     $7,035         $18,637


Partners Capital

Partners Capital                      75,853          90,347
                                      --------         ------
Total Partners Capital                75,853          90,347


Total Liabilities & Partners Capital $82,888        $108,984
                                     =========      =======


See audit report and notes attached.

                      BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                         STATEMENT OF INCOME AND PARTNERS' CAPITAL
                          FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999



                                     1999                1998
                                     -----               -----
Income:
 Royalty                             $98,142            $98,059
                                      -------          --------
Total income                          98,142             98,059

Less: Expenses
Royalty Expense                        3,896              8,793
General Manager Fee                    1,250              1,200
Professional                           4,400              4,677
Administration Expense                 1,300              1,782
                                       ------          ---------

Total Expenses                        10,846             16,452
                                       --------           ------
Net Income Before Taxes               87,296             81,607

Provision for NYC Unincorporated
Business Tax
                                        1,790             3,000
                                         ------            -----
Net Income Before Interest Income       85,506           78,607

Interest Income                             0                 0
                                          -----              ----
Net Income                               85,506          78,607

Partners' Capital - Beginning of year    90,347          11,740

Less: Distribution to Partners'         (100,000)              0
                                        ---------        --------
Partners' Capital - End of year          75,853          90,347
                                         =========       =======


See audit report and notes attached.



                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                           1999          1998
                                                           -----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                               $85,506      78,607
 Adjustments to reconcile net income
 to net cash provided by operating activities
 Increase/(Decrease)in accrued expenses                  (11,602)      11,993
                                                           --------     -----
Total Adjustments                                        (11,602)      11,993
                                                           --------   -------
Net Cash Provided by Operating Activities                 73,904       90,600

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital Distributions                                  (100,000)           0
                                                              ---        -------
Net cash used for financing activities                  (100,000)           0
                                                             -----       -------
Net cash increase/(decrease)for year                     (26,096)      90,600

Cash and Cash equivalents
 at beginning of year                                    108,984        18,384
                                                             ---------    ------
Cash and cash equivalents at end of year                  82,888       108,984
                                                          =========     =======
See audit report and notes attached.

                   BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND 1998


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

   FOR THE FOR THE YEAR ENDED DECEMBER 31, 1999   COMMISSION FILE# 294790-NY

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