Form 10-K
period 2000-12-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2001-03-12
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


                         REPORT OF INDEPENDENT AUDITOR

Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, New York 10036


Gentlemen:

We have audited the accompanying balance sheet of Big River Productions
Limited Partnership as of December 31, 2000 and 1999, and the related statements of income and partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


To our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big River Productions Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   Respectfully submitted,



                                   Schall & Ashenfarb,
                                   Certified Public Accountants, LLC



February 19, 2001

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP




                                    INDEX



                                                                PAGE
Part I
Item I -   Business                                               1
Item 2 -   Properties                                             1
Item 3 -   Legal Proceedings                                      1

Part II
Item 4 -   Submission of matter to vote of
           security holders                                       1
Item 5 -   Market for registrants common
           equity and related stockholders matters                1
Item 6 -   Selected Financial Data                                1
Item 7 -   Managements discussion and analysis
           of financial condition and results
           of operations                                          1
Item 8 -   Financial statements and supplementary
           data                                                   1
Item 9 -   Disagreements on accounting and
           financial disclosure                                   1

Part III
Item 10 -  Directors and executive officers                       1
Item 11 -  Executive Compensation                                 1
Item 12 -  Security Ownership                                     1
Item 13 -  Certain relationship and related
           transactions                                           1

Part IV
Item 14 -  Financial statements                                   2-7

           Signatures

Item 1 -   Business
           The Big River Productions Limited Partnership owns the rights to the play Big River. As of December 31, 2000, the play was being performed on tour.

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

           Income from continuing operation              $ 53,379
           Total Assets                                  $108,107
           Non-Current Obligations                        -0-

Item 7 - Managements Discussion and Analysis of financial condition and results of operations
           The Partnership was capitalized by $2,500,000 of partners contributions during 1985 for the purpose of producing on Broadway a dramatic-musical play entitled "Big River". The Company's primary revenue source is from royalties from licensing agreements. The Company's royalty income was $53,379 during 2000.

Item 8 -   Financial Statement and Supplementary Data
           The financial statements and supplementary data listed on the accompanying Index to financial statements and Index to financial schedule are hereby incorporated herein by this reference and filed as part of this report.

Item 9 -   Disagreements on Accounting and Financial Disclosures
           NONE

Item 10-13 Not Applicable


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               DECEMBER 31, 2000


                                   ASSETS


                                       2000               1999
                                       -----              -----
Current Assets

Cash in Bank                           $108,107           $82,888
                                       -------             ------
Total Assets                           $108,107           $82,888
                                        =======           ========



LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                          4,650             7,035
                                         ------            --------

Total Liabilities                         4,650             7,035

Partners Capital

Partners Capital                         103,457            75,853
                                         -------            -------

Total Partners Capital                   103,457            75,853
                                         -------            ------

Total Liabilities & Partners Capital    $108,107           $82,888
                                        =========          ========


See audit report and notes attached.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF INCOME AND PARTNERS' CAPITAL
                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000

                                        2000         1999
                                        ----         -----
Income:
  Royalty                               $53,379     $98,142
                                        --------     -------

Total Income                             53,379      98,142

Less: Expenses
Royalty Expense                          19,159       3.896
General Manager Fee                       1,200       1,250
Professional                              4,555       4,400
Administration Expense                      861       1,300
                                         -------      ------
Total Expenses                           25,775      10,846
                                         -------     -------

Net Income Before Taxes                  27,604      87,296

Provision for NYC Unincorporated
Business Tax                               -0-        1,790
                                         -------     -------
Net Income Before Interest Income        27,604      85,506

Interest Income                               0           0
                                         ------      -------

Net Income                               27,604       85,506


Partners' Capital - Beginning of Year    75,853       90,347

Less: Distribution to Partners                0     (100,000)
                                         -------    --------

Partners' Capital - End of Year          103,457      75,853
                                        =======     ========


See audit report and notes attached.


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000




                                                  2000         1999
                                                  -----        ------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                      $27,604       $85,506
 Adjustments to reconcile net income
 to net cash provided by operating activities
 Increase/(Decrease) in accrued expenses          (2,385)      (11,602)
                                                 --------       --------

Total Adjustments                                  (2,385)     (11,602)
                                                  --------     --------
Net Cash Provided by Operating Activities          25,219       73,904

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital Distributions                                  0     (100,000)
                                                    --------  -----------
Net cash used for financing activities                  0      100,000)

Net cash increase/(decrease) for year              25,219      (26,096)

Cash and Cash equivalents
at beginning of year                               82,888       108,984
                                                  ---------    ---------

Cash and cash equivalents
at end of year                                    108,107        82,888
                                                  ========      =========


See audit report and notes attached.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000 AND 1999



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

FOR THE YEAR ENDED DECEMBER 31, 2000    COMMISSION FILE# 2-94790-NY

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