Form 10-K
period 2001-12-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2002-03-26
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               DECEMBER 31, 2001


                         REPORT OF INDEPENDENT AUDITOR

Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, New York 10036


Gentlemen:

We have audited the accompanying balance sheet of Big River Productions
Limited Partnership as of December 31, 2001 and 2000, and the related statements of income and partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big River Productions Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                   Respectfully submitted,



                                   Schall & Ashenfarb,
                                   Certified Public Accountants, LLC



February 20, 2002

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

           Signatures

Item 1 -   Business
           The Big River Productions Limited Partnership owns the rights to the play Big River. As of December 31, 2001, the play was being performed on tour.

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

           Income from continuing operation              $ 74,497
           Total Assets                                  $175,877
           Non-Current Obligations                        -0-

Item 7 - Managements Discussion and Analysis of financial condition and results of operations
           The Partnership was capitalized by $2,500,000 of partners contributions during 1985 for the purpose of producing on Broadway a dramatic-musical play entitled "Big River". The Company's primary revenue source is from royalties from licensing agreements. The Company's royalty income was $74,497 during 2001.

Item 8 -   Financial Statement and Supplementary Data
           The financial statements and supplementary data listed on the accompanying Index to financial statements and Index to financial schedule are hereby incorporated herein by this reference and filed as part of this report.

Item 9 -   Disagreements on Accounting and Financial Disclosures
           NONE

Item 10-13 Not Applicable


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               DECEMBER 31, 2001


                                   ASSETS


                                                          2000
                                       -----              -----
Current Assets

Cash in Bank                           $175,877           $108,107
                                       -------             ------
Total Assets                           $175,877           $108,107
                                        =======           ========



LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                         4,573              4,650
                                         ------            --------

Total Liabilities                        4,573              4,650

Partners Capital

Partners Capital                         171,304          103,457
                                         -------            -------

Total Partners Capital                   171,304          103,457
                                         -------            ------

Total Liabilities & Partners Capital    $175,877         $108,107
                                        =========          ========


See audit report and notes attached.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF INCOME AND PARTNERS' CAPITAL
                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001

                                        2001          2000
                                        ----         -----
Income:
  Royalty                               $74,497      $53,379
                                        --------     -------

Total Income                             74,497       53,379

Less: Expenses
Royalty Expense                            -          19,159
General Manager Fee                       1,200        1,200
Professional                              4,400        4,555
Administration Expense                    1,050          861
                                         -------      ------
Total Expenses                            6,650       25,775
                                         -------     -------

Net Income Before Taxes                  67,847       27,604

Provision for NYC Unincorporated
Business Tax                               -0-          -0-
                                         -------     -------
Net Income Before Interest Income        67,847       27,604

Interest Income                               0           0
                                         ------      -------

Net Income                               67,847       27,604


Partners' Capital - Beginning of Year   103,457       75,853

Less: Distribution to Partners                0          0
                                         -------    --------

Partners' Capital - End of Year          171,304     103,457
                                        =======     ========


See audit report and notes attached.


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001




                                                  2001         2000
                                                  -----        ------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                      $67,847      $27,604
 Adjustments to reconcile net income
 to net cash provided by operating activities
 Increase/Decrease) in accrued expenses           67,847       (2,385)
                                                 --------       --------

Total Adjustments                                    (77)      (2,385)
                                                  --------     --------
Net Cash Provided by Operating Activities          67,770       25,219

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital Distributions                                  0           0
                                                    --------  -----------
Net cash used for financing activities                  0           0

Net cash increase/(decrease) for year              67,770       25,219

Cash and Cash equivalents
at beginning of year                              108,107       82,888
                                                  ---------    ---------

Cash and cash equivalents
at end of year                                    175,877      108,107
                                                  ========      =========


See audit report and notes attached.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001 AND 2000



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

C) Concentration of Credit Risk - The Company deposits money with credit worthy institutions that are insured with the Federal Deposit Insurance Corporation which limits the amount of coverage to $100,000 in aggregate. At December 31, 2001, the Company had uninsured balances of $75,877.


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

FOR THE YEAR ENDED DECEMBER 31, 2001    COMMISSION FILE# 2-94790-NY

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