Form 10-K
period 2002-12-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2003-03-27
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               DECEMBER 31, 2002


                         REPORT OF INDEPENDENT AUDITOR

Big River Productions Limited Partnership
230 West 41st Street
New York, New York 10036


Gentlemen:

We have audited the accompanying balance sheet of Big River Productions
Limited Partnership as of December 31, 2002 and 2001, and the related statements of income and partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big River Productions Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                   Respectfully submitted,



                                   Schall & Ashenfarb,
                                   Certified Public Accountants, LLC



January 13, 2003

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

           Signatures

Item 1 -   Business
           The Big River Productions Limited Partnership owns the rights to the play Big River. As of December 31, 2002, the play was being performed on tour.

Item 2 -   Properties
           Partnership maintains through its general partners offices at 230 W. 41st Street, New York, New York 10036.

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

           Income from continuing operation              $ 60,790
           Total Assets                                  $ 99,145
           Non-Current Obligations                        -0-

Item 7 - Managements Discussion and Analysis of financial condition and results of operations
           The Partnership was capitalized by $2,500,000 of partners contributions during 1985 for the purpose of producing on Broadway a dramatic-musical play entitled "Big River". The Company's primary revenue source is from royalties from licensing agreements. The Company's royalty income was $60,790 during 2002.

Item 8 -   Financial Statement and Supplementary Data
           The financial statements and supplementary data listed on the accompanying Index to financial statements and Index to financial schedule are hereby incorporated herein by this reference and filed as part of this report.

Item 9 -   Disagreements on Accounting and Financial Disclosures
           NONE

Item 10-13 Not Applicable


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               DECEMBER 31, 2002


                                   ASSETS


                                        2002                   2001
                                        ------                 -----

Current Assets

Cash in Bank                           $99,145                $175,877
                                       ----------             -------
Total Assets                           $99,145                $175,877
                                       ===========            =======



LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                         4,550                 4,573
                                         ------                ------

Total Liabilities                        4,550                 4,573

Partners Capital

Partners Capital                          94,595             171,304
                                         --------           -------

Total Partners Capital                    94,595             171,304
                                         --------           --------

Total Liabilities & Partners Capital     $99,145            $175,877
                                        =========           =========


See audit report and notes attached.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF INCOME AND PARTNERS' CAPITAL
                  FOR THE YEAR ENDED DECEMBER 31, 2002

                                        2002               2001
                                        ----               -----
Income:
  Royalty                               $60,790           $74,497
                                        -------           --------

Total Income                             60,790            74,497

Less: Expenses
Royalty Expense                          29,757               -
General Manager Fee                         600             1,200
Professional                              4,464             4,400
Administration Expense                    2,678             1,050
                                        --------            -------
Total Expenses                           37,499             6,650
                                         ------            -------

Net Income Before Taxes                  23,291            67,847

Provision for NYC Unincorporated
Business Tax                               -0-               -0-
                                         -------           -------
Net Income Before Interest Income        23,291            67,847

Interest Income                               0                 0
                                         ------            -------

Net Income                               23,291            67,847


Partners' Capital - Beginning of Year   171,304           103,457

Less: Distribution to Partners          100,000                 0
                                         -------          -------

Partners' Capital - End of Year           94,595          171,304
                                        =======           =======


See audit report and notes attached.


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002




                                                  2002             2001
                                                  -----            -----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                      $23,291          $67,847
 Adjustments to reconcile net income
 to net cash provided by operating activities
 Increase/Decrease) in accrued expenses              (23)            (77)
                                                 --------       --------

Total Adjustments                                    (23)            (77)
                                                  --------     ---------
Net Cash Provided by Operating Activities          23,268         67,770

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital Distributions                            (100,000)            0
                                                    --------  -----------
Net cash used for financing activities            (100,000)            0

Net cash increase/(decrease) for year             (76,732)        67,770

Cash and Cash equivalents
at beginning of year                              175,877        108,107
                                                  ---------    ---------

Cash and cash equivalents
at end of year                                     99,145        175,877
                                                  ========      =========


See audit report and notes attached.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002 AND 2001



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

C) Concentration of Credit Risk - The Company deposits money with credit worthy institutions that are insured with the Federal Deposit Insurance Corporation which limits the amount of coverage to $100,000 in aggregate. At December 31, 2002, the Company had uninsured balances of $0.


Note 3 -  Commitments & Contingencies

          The Company has no long term leases.

Note 4 - Management Estimates

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, results could differ from those estimates.


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







                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2002    COMMISSION FILE# 2-94790-NY

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                  -------------------------------------------

         NEW YORK                                    13-3243107
--------------------------------------------------------------------
(State of other
 jurisdiction of                                (I.R.S. Employer
incorporation or organization)                  Identification No.)


230 WEST 41ST STREET      NEW YORK, NEW YORK            10036
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