Form 10-Q
period 2003-03-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2003-05-13
CIK 759440

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



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               MARCH 31, 2003




                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003    COMMISSION FILE# 2-94790-NY
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




                                    INDEX



PAGE
Part I Financial Information:
     Item I -  Financial Statements
                Balance Sheet - March 31, 2003 (Unaudited)       3
                Statement of Profit & Loss
                 Period  Ended  March 31, 2003  (Unaudited)      4
Statement of Cash Flows
                Period Ended March 31, 2003                      5
                Notes to Financial Statements (Unaudited)        6
     Item 2 -  Management's Discussions and Analysis of
Financial Condition & Results of Operations                      7

Part II Other Information:
     Item 6 -  Exhibits and Reports on Form 8-K                  8


Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, New York 10036


To the Partners:

We have compiled the accompanying balance sheet of Big River Productions Limited Partnership as of March 31, 2003, and the related statement of Profit and Loss for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services Issued by the American Institute of Certified Public Accountants.

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


                                   Respectfully submitted,



                                   Schall & Ashenfarb,
                                   Certified Public Accountants, LLC



May 3, 2003

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               MARCH 31, 2003
                                (unaudited)



                                   ASSETS



Current Assets

Cash and Money Market Accounts               $129,805
                                             -------
Total Assets                                           $129,805
                                                       ========



               LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                             $4,400


Partners Capital

Partners Capital                            125,405
                                            -------

Total Liabilities & Partners Capital                $129,805
                                                    =========





See Accountants compilation report and notes attached.

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED MARCH 31, 2003




Royalty Income                                    $30,810

Less: Cost & Expenses                                 150
                                                   ------
Net Income Before Interest                         30,660

Interest Income                                         0
                                                   ------
Net Income                                         30,660

Partners' Capital - January 1, 2003                94,595

Capital Distributions                                   0
                                                   ------
Partners' Capital - March 31, 2003               $125,255
                                                  ========











See Accountants compilation report and notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED MARCH 31, 2003





CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/(Loss)                                       $30,660
 Adjustments to net income:
 Changes in accounts payable                                   0
                                                         --------
Net cash provided by/(used for) operating activities      30,660

Cash and Cash equivalents at beginning of year            99,145
                                                         ------
Cash and cash equivalents on March 31, 2003             $129,805
                                                         =======




See Accountants compilation report and notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 2003



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

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended March 31, 2003 were $30,810.





                                     -7-

                      EXHIBITS AND REPORTS ON FORM 8-K



A.   No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.
































                                     -8-