Form 10-Q
period 2003-06-30
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2003-08-14
CIK 759440

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



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               JUNE 30, 2003




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




                                    INDEX



PAGE
Part I Financial Information:
     Item I -  Financial Statements
                Balance Sheet - June 30, 2003 (Unaudited)        3
                Statement of Profit & Loss
                 Period  Ended  June 30, 2003  (Unaudited)       4
Statement of Cash Flows
                Period Ended June 30, 2003                       5
                Notes to Financial Statements (Unaudited)        6
     Item 2 -  Management's Discussions and Analysis of
Financial Condition & Results of Operations                      7

Part II Other Information:
     Item 6 -  Exhibits and Reports on Form 8-K                  8


Big River Productions Limited Partnership
1501 Broadway - Suite 1904
New York, New York 10036


To the Partners:

We have compiled the accompanying balance sheet of Big River Productions Limited Partnership as of June 30, 2003, and the related statement of Profit and Loss for the three months and the six months then ended, in accordance with Statements on Standards for Accounting and Review Services Issued by the American Institute of Certified Public Accountants.

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


                                   Respectfully submitted,



                                   Schall & Ashenfarb,
                                   Certified Public Accountants, LLC



August 12, 2003

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               June 30, 2003
                                (unaudited)



                                   ASSETS



Current Assets

Cash and Money Market Accounts               $25,144
                                             -------
Total Assets                                           $25,144
                                                       ========



               LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                             $4,550


Partners Capital

Partners Capital                             20,594
                                             -------

Total Liabilities & Partners Capital                $25,144
                                                    =========





See Accountants compilation report and notes attached.

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                  FOR THE PERIODS INDICATED BELOW

                                        3 Months           6 Months          3 Months          6 Months
                                       Ended 6/30/03       Ended 6/30/03     Ended 6/30/02     Ended 6/30/02
Royalty Income                        $    0               $30,810               0             14,976

Less: Cost & Expenses                  4,661                 4,811            6,496            24,383
                                      ------                ------           ------            -------
Net Income Before Interest            (4,661)               25,999           (6,496)           (9,407)

Interest Income                            0                     0               0                   0
                                      ------                 ------         -------            --------
Net Income                            (4,661)                25,999         (6,496)             (9,407)

Partners' Capital - Beginning        125,255                 94,595         168,393            171,304

Capital Distributions               (100,000)              (100,000)       (100,000)          (100,000)
                                       ------                -------       ----------         ----------
Partners' Capital - Ending           $20,594                 20,594          61,897             61,897
                                     ========                ========       =======            ========











See Accountants compilation report and notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2003





CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/(Loss)                                      $25,999

     Decrease in Accrued Expenses                           0
                                                         --------
Net Cash Provided by Operating Activities                25,999

Net Cash Provided by Investing Activites:
Capital Distributions                                  (100,000)
                                                         ---------
    Total Cash Provided by Investing Activites         (100,000)
                                                         ---------
Net Change in Cash                                      (74,001)
Cash and cash equivalents at beginning of year           99,145
                                                         ---------
Cash and cash equivalents on June 30, 2003               25,144
                                                         =========



See Accountants compilation report and notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2003



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