Form 10-Q
period 2003-09-30
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2003-11-13
CIK 759440

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



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003




                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003    COMMISSION FILE# 2-94790-NY
                                                            ----------
                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                  -------------------------------------------

         NEW YORK                                    13-3243107
--------------------------------------------------------------------
(State of
other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                  Identification No.)


230 WEST 44TH STREET, 19TH FLOOR      NEW YORK, NEW YORK  10036
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




                                    INDEX



PAGE
Part I Financial Information:
     Item I -  Financial Statements
                Balance Sheet - September 30, 2003 (Unaudited) 3 Statement of Profit & Loss
                 Period Ended September 30, 2003 (Unaudited) 4 Statement of Cash Flows
                Period Ended September 30, 2003                  5
                Notes to Financial Statements (Unaudited)        6
     Item 2 -  Management's Discussions and Analysis of
Financial Condition & Results of Operations                      7

Part II Other Information:
     Item 6 -  Exhibits and Reports on Form 8-K                  8


Big River Productions Limited Partnership
230 West 44th Street, 19th Floor
New York, New York 10036


To the Partners:

We have compiled the accompanying balance sheet of Big River Productions Limited Partnership as of September 30, 2003, and the related statement of Profit and Loss for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services
Issued by the American Institute of Certified Public Accountants.

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


                                   Respectfully submitted,



                                   Schall & Ashenfarb,
                                   Certified Public Accountants, LLC



November 10, 2003

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               SEPTEMBER 30, 2003
                                (unaudited)



                                   ASSETS



Current Assets

Cash and Money Market Accounts               $19,799
                                             -------
Total Assets                                           $19,799
                                                       =======



               LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                             $0


Partners Capital

Partners Capital                             $19,799
                                             -------

Total Liabilities & Partners Capital                $19,799
                                                    =======





See accountants compilation report.

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                  FOR THE PERIODS INDICATED BELOW


                                3 Months            9 Months           3 Months          9 Months
                                Ended 9/30/03       Ended 9/30/03      Ended 9/30/02     Ended 9/30/02

Royalty Income                 $     0             $30,810            $45,814          $ 60,790

Less: Cost & Expenses             (795)             (5,606)              (850)           (25,233)
                                ------              ------              ------            ------
Net Income Before Interest        (795)              25,204             44,964            35,557

Interest Income                      0                    0                  0                 0
                                ------               ------             ------            ------
Net Income/(Loss)                 (795)              25,204             44,964            35,557

Partners' Capital - Beginning    20,594              94,595             61,897           171,304

Capital Distributions                0             (100,000)                 0          (100,000)
                                ------               ------             -------           ------
Partners' Capital - Ending     $19,799             $ 19,799           $106,861          $106,861

                              ========             ========            ========        ========











See notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003





CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/(Loss)                                       $ 25,204

  Decrease in Accrued Expenses                            (4,550)
                                                         --------
Net Cash Provided by Operating Activities                 20,654

Net Cash Provided by Investing Activities:
Capital Distributions                                   (100,000)
                                                         --------
  Total Cash Provided by Investing Activities           (100,000)
                                                        --------
Net Change in Cash                                       (79,346)

Cash and Cash equivalents at beginning of year            99,145
                                                       --------
Cash and Cash equivalents on September 30, 2003           19,799
                                                       ========





See notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003



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

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended September 30, 2003 were $0.





                                     -7-

                      EXHIBITS AND REPORTS ON FORM 8-K



A.   No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.
















                                     -8-