Form 10-K
period 2003-12-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2004-03-30
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

                  PER SEC REG. SX-309 AUDIT NOT REQUIRED

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

           Income from continuing operation              $ 71,372
           Total Assets                                  $ 59,561
           Non-Current Obligations                        -0-

Item 7 - Managements Discussion and Analysis of financial condition and results of operations
           The Partnership was capitalized by $2,500,000 of partners contributions during 1985 for the purpose of producing on Broadway a dramatic-musical play entitled "Big River". The Company's primary revenue source is from royalties from licensing agreements. The Company's royalty income was $71,372 during 2003.

Item 8 -   Financial Statement and Supplementary Data
           The financial statements and supplementary data listed on the accompanying Index to financial statements and Index to financial schedule are hereby incorporated herein by this reference and filed as part of this report.

Item 9 -   Disagreements on Accounting and Financial Disclosures
           NONE

Item 10-13 Not Applicable


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               DECEMBER 31, 2003


                                   ASSETS


                                        2003                       2002
                                        ------                    -------

Current Assets

Cash in Bank                           $59,561                   $99,145
                                       --------                 ----------
Total Assets                           $59,561                   $99,145
                                       ========                 ===========


LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                           0                       4,550
                                         ------                   ------

Total Liabilities                          0                       4,550

Partners Capital

Partners Capital                          59,561                  94,595
                                         --------                 ------

Total Partners Capital                    59,561                  94,595
                                         --------               ---------

Total Liabilities & Partners Capital     $59,561                 $99,145
                                        =========                ========


See audit report and notes attached.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF INCOME AND PARTNERS' CAPITAL
                  FOR THE YEAR ENDED DECEMBER 31, 2003

                                        2003               2002
                                        ----               -----
Income:
  Royalty                               $71,372            $60,790
                                        -------           --------

Total Income                            71,372             60,790

Less: Expenses
Royalty Expense                          3,991             29,757
General Manager Fee                      2,415                600
Professional                                 0              4,464
Administration Expense                       0              2,678
                                        --------            -------
Total Expenses                           6,406             37,499
                                         ------            -------

Net Income Before Taxes                  64,966            23,291

Provision for NYC Unincorporated
Business Tax                               -0-               -0-
                                         -------           -------
Net Income Before Interest Income        64,966            23,291

Interest Income                               0                 0
                                         ------            -------

Net Income                               64,966            23,291


Partners' Capital - Beginning of Year    94,595           171,304

Less: Distribution to Partners          100,000           100,000
                                         -------          -------

Partners' Capital - End of Year           59,561           94,595
                                        =======           =======


See audit report and notes attached.


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003




                                                  2003             2002
                                                  -----            -----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                      $64,966           $23,291
 Adjustments to reconcile net income
 to net cash provided by operating activities
 Increase/Decrease) in accrued expenses           (4,550)             (23)
                                                 --------         --------

Total Adjustments                                 (4,550)             (23)
                                                  --------     ---------
Net Cash Provided by Operating Activities          60,416          23,268

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital Distributions                            (100,000)      (100,000)
                                                    --------  -----------
Net cash used for financing activities            (100,000)      (100,000)

Net cash increase/(decrease) for year              (39,584)       (76,732)

Cash and Cash equivalents
at beginning of year                                99,145        175,877
                                                  ---------    ---------

Cash and cash equivalents
at end of year                                     59,561          99,145
                                                  ========      =========


See audit report and notes attached.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003 AND 2002



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

C) Concentration of Credit Risk - The Company deposits money with credit worthy institutions that are insured with the Federal Deposit Insurance Corporation which limits the amount of coverage to $100,000 in aggregate. At December 31, 2003, the Company had uninsured balances of $0.


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

FOR THE YEAR ENDED DECEMBER 31, 2003    COMMISSION FILE# 2-94790-NY

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