Form 10-Q
period 2004-03-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2004-05-13
CIK 759440

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



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               MARCH 31, 2004




                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004    COMMISSION FILE# 2-94790-NY
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




                                    INDEX



PAGE
Part I Financial Information:
     Item I -  Financial Statements
                Balance Sheet - March 31, 2004 (Unaudited)       3
                Statement of Profit & Loss
                 Period  Ended  March 31, 2004  (Unaudited)      4
Statement of Cash Flows
                Period Ended March 31, 2004                      5
                Notes to Financial Statements (Unaudited)        6
     Item 2 -  Management's Discussions and Analysis of
Financial Condition & Results of Operations                      7

Part II Other Information:
     Item 6 -  Exhibits and Reports on Form 8-K                  8




                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               MARCH 31, 2004
                                (unaudited)



                                   ASSETS



Current Assets

Cash and Money Market Accounts               $71,705
                                             -------
Total Assets                                           $71,705
                                                       ========



               LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                             $0


Partners Capital

Partners Capital                            71,705
                                            -------

Total Liabilities & Partners Capital                $71,705
                                                    =========





See Accountants compilation report and notes attached.

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED MARCH 31, 2004




Royalty Income                                    $12,144

Less: Cost & Expenses                                   0
                                                   ------
Net Income Before Interest                         12,144

Interest Income                                         0
                                                   ------
Net Income                                         12,144

Partners' Capital - January 1, 2004                59,561

Capital Distributions                                   0
                                                   ------
Partners' Capital - March 31, 2004                $71,705
                                                  ========











See Accountants compilation report and notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED MARCH 31, 2004





CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/(Loss)                                       $12,144
 Adjustments to net income:
 Changes in accounts payable                                   0
                                                         --------
Net cash provided by/(used for) operating activities      12,144

Cash and Cash equivalents at beginning of year            59,561
                                                         ------
Cash and cash equivalents on March 31, 2004              $71,705
                                                         =======

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 2004



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

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended March 31, 2004 were $12,144.





                                     -7-

                      EXHIBITS AND REPORTS ON FORM 8-K



A.   No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.
































                                     -8-