Form 10-Q
period 2004-06-30
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2004-08-16
CIK 759440

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                  (Registrant)





Date:
     ------------------             --------------------------------------------
By: Edward Strong
                                    (Officer)
                                    David, Strong, Warner, General Partner

                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2004



                                         SECURITIES AND EXCHANGE COMMISSION

                                               WASHINGTON, D.C. 20549

                                                      FORM 10-Q

                                     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004    COMMISSION FILE# 2-94790-NY
                                                        ----------

                                      BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP


         NEW YORK                                                                             13-3243107
----------------------------------------------------------------------------------------------------------
(State of other jurisdiction of                                                         (I.R.S. Employer
incorporation or organization)                                                          Identification No.)


230 WEST 41ST STREET                                 NEW YORK, NEW YORK                                    10036
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                              (Zip Code)

Registrants telephone number, including Area Code (212) 575-9710
                                                  --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                          YES X           NO
                                        ----           ----------

                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP


                                                        INDEX


                                                                                    PAGE

Part I Financial Information:
         Item I - Financial Statements:
                           Balance Sheet - June 30, 2004 (Unaudited)                    3
                           Statement of Profit & Loss
                           Period Ended June 30, 2004 (Unaudited)                       4
                           Statement of Cash Flows
                           Period Ended June 30, 2004                                   5
                           Notes to Financial Statements (Unaudited)                    6

         Item 2 - Management's Discussions and Analysis of
                           Financial Condition & Results of Operations                  7

Part II Other Information:
         Item 6 - Exhibits and Reports on Form 8-K                              8

Big River Productions Limited Partnership
230 West 41st Street, 19th Floor
New York, New York 10036


To the Partners:

We have compiled the accompanying balance sheet of Big River Productions Limited Partnership as of June 30, 2004, and the related statement of Profit and Loss for the six months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

                                             Respectfully submitted,



                                              Schall & Ashenfarb
                                              Certified Public Accountants, LLC

August 10, 2004

                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                   (unaudited)



                                     ASSETS



Current Assets

Cash and Money Market Accounts                                                   $66,433
                                                                                 -------

Total Assets                                                                                       $66,433
                                                                                                   =======





                          LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                                                                      $0


Partners Capital

Partners Capital                                                                  66,433
                                                                                  ------


Total Liabilities & Partners Capital                                                               $66,433
                                                                                                   =======









See accountants' compilation report and notes attached.

                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                         FOR THE PERIOD INDICATED BELOW


                                        3 Months                   6 Months                 3 Months                 6 Months
                                      Ended 6/30/04              Ended 6/30/04              Ended 6/30/03            Ended 6/30/03

Royalty Income                                $0                    $12,144                        $0                   $30,810

Less: Cost & Expenses                      5,272                      5,272                     4,661                     4,811
                                           -----                      -----                     -----                     -----

Net Income Before Interest                (5,272)                     6,872                    (4,661)                   25,999

Interest Income                                0                          0                         0                         0
                                      ----------                 ----------               -----------               -----------

Net Income                                (5,272)                     6,872                    (4,661)                   25,999

Partners' Capital - Beginning             71,705                     59,561                   125,255                    94,595

Capital Distributions                          0                          0                  (100,000)                 (100,000)
                                     -----------                -----------                  ---------                 ---------

Partners' Capital - Ending               $66,433                    $66,433                   $20,594                   $20,594
                                         =======                    =======                   =======                   =======






See accountants' compilation report and notes attached.

                                      BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                               STATEMENT OF CASH FLOWS
                                       FOR THE SIX MONTHS ENDED JUNE 30, 2004





CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(Loss)                                                                        $6,872

  Decrease in Accrued Expenses                                                                  0
                                                                                      -----------

       Net Cash Provided by Operating Activities                                            6,872

NET CASH PROVIDED BY INVESTING ACTIVITIES:
  Capital Distributions                                                                         0
                                                                                      -----------

       Total Cash Provided by Investing Activities                                              0
                                                                                      -----------

Net Change in Cash                                                                          6,872

Cash and cash equivalents - beginning                                                      59,561
                                                                                          -------

Cash and cash equivalents - ending                                                        $66,433
                                                                                          =======


















See accountants' compilation report and notes attached.

                    BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004



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



















                                                         -6-
Item 2


               MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Company was capitalized by $2,500,000 of partners' capital contributions in 1985 for the purpose of producing on Broadway a dramatic - musical play entitled "Big River". Big River's last Broadway performance was given on September 30, 1987.

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended June 30, 2004 were $0.































                                                         -7-
                                          EXHIBITS AND REPORTS ON FORM 8-K



A. No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.