Form 10-Q
period 2004-09-30
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2004-11-15
CIK 759440

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



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004




                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004    COMMISSION FILE# 2-94790-NY
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




                                    INDEX



PAGE
Part I Financial Information:
     Item I -  Financial Statements
                Balance Sheet - September 30, 2004 (Unaudited) 3 Statement of Profit & Loss
                 Period Ended September 30, 2004 (Unaudited) 4 Statement of Cash Flows
                Period Ended September 30, 2004                  5
                Notes to Financial Statements (Unaudited)        6
     Item 2 -  Management's Discussions and Analysis of
Financial Condition & Results of Operations                      7

Part II Other Information:
     Item 6 -  Exhibits and Reports on Form 8-K                  8


Big River Productions Limited Partnership
230 West 44th Street, 19th Floor
New York, New York 10036


To the Partners:

We have compiled the accompanying balance sheet of Big River Productions Limited Partnership as of September 30, 2004, and the related statement of Profit and Loss for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services
Issued by the American Institute of Certified Public Accountants.

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


                                   Respectfully submitted,



                                   Schall & Ashenfarb,
                                   Certified Public Accountants, LLC



November 11, 2004

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               SEPTEMBER 30, 2004
                                (unaudited)



                                   ASSETS



Current Assets

Cash and Money Market Accounts               $74,449
                                             -------
Total Assets                                           $74,449
                                                       =======



               LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                             $0


Partners Capital

Partners Capital                             74,449
                                             -------

Total Liabilities & Partners Capital                $74,449
                                                    =======





See accountants compilation report.

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                  FOR THE PERIODS INDICATED BELOW


                                3 Months            9 Months           3 Months          9 Months
                                Ended 9/30/04       Ended 9/30/04      Ended 9/30/03     Ended 9/30/03

Royalty Income                 $ 8,866             $21,010            $     0          $ 30,810

Less: Cost & Expenses             (850)             (6,122)              (795)           (5,606)
                                ------              ------              ------            ------
Net Income Before Interest      (8,016)              14,888              (795)            25,204

Interest Income                      0                    0                  0                 0
                                ------               ------             ------            ------
Net Income/(Loss)               (8,016)              14,888                (795)            25,204

Partners' Capital - Beginning    66,433             59,561              20,594             94,595

Capital Distributions                0                   0                   0          (100,000)     0
                                ------               ------             -------           ------
Partners' Capital - Ending     $74,449            $ 74,449             $19,799           $19,799

                              ========             ========            ========        ========











See notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004





CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/(Loss)                                       $ 8,016

  Decrease in Accrued Expenses                                 0
                                                         --------
Net Cash Provided by Operating Activities                  8,016

Net Cash Provided by Investing Activities:
Capital Distributions                                          0
                                                         --------
  Total Cash Provided by Investing Activities                  0
                                                        --------
Net Change in Cash                                         8,016

Cash and Cash equivalents at beginning of year            66,433
                                                       --------
Cash and Cash equivalents on September 30, 2004           74,449
                                                       ========





See notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004



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

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended September 30, 2004 were $8,866.





                                     -7-

                      EXHIBITS AND REPORTS ON FORM 8-K



A.   No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.
















                                     -8-