Form 10-K
period 2004-12-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2005-03-21
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

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

           Signatures

Item 1 -   Business
           The Big River Productions Limited Partnership owns the rights to the play Big River. As of December 31, 2004, the play was being performed on tour.

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

           Income from continuing operation              $ 21,010
           Total Assets                                  $ 58,777
           Non-Current Obligations                        -0-

Item 7 - Managements Discussion and Analysis of financial condition and results of operations
           The Partnership was capitalized by $2,500,000 of partners contributions during 1985 for the purpose of producing on Broadway a dramatic-musical play entitled "Big River". The Company's primary revenue source is from royalties from licensing agreements. The Company's royalty income was $21,010 during 2004.

Item 8 -   Financial Statement and Supplementary Data
           The financial statements and supplementary data listed on the accompanying Index to financial statements and Index to financial schedule are hereby incorporated herein by this reference and filed as part of this report.

Item 9 -   Disagreements on Accounting and Financial Disclosures
           NONE

Item 10-13 Not Applicable


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               DECEMBER 31


                                   ASSETS


                                        2004                   2003
                                        ------                 -----

Current Assets

Cash in Bank                           $58,777                $59,561
                                       ----------             -------
Total Assets                           $58,777                $59,561
                                       ===========            =======



LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                            0                   0
                                         ------                ------

Total Liabilities                           0                   0

Partners Capital

Partners Capital                          58,777              59,561
                                         --------           -------

Total Partners Capital                    58,777              59,561
                                         --------           --------

Total Liabilities & Partners Capital     $58,777             $59,561
                                        =========           =========


See audit report and notes attached.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF INCOME AND PARTNERS' CAPITAL
                  FOR THE YEAR ENDED DECEMBER 31

                                        2004               2003
                                        ----               -----
Income:
  Royalty                               $21,010           $71,372
                                        -------           --------

Total Income                             21,010            71,372

Less: Expenses
Royalty Expense                          15,022             3,991
General Manager Fee                       1,200             2,415
Professional                              4,945                 0
Administration Expense                        0                 0
                                        --------            -------
Total Expenses                           21,167             6,406
                                         ------            -------

Net Income Before Taxes                    (157)            64,966

Provision for NYC Unincorporated
Business Tax                               (627)               -0-
                                         -------           -------
Net Income Before Interest Income          (784)            64,966

Interest Income                               0                  0
                                         ------            -------

Net Income                                  (784)          64,966


Partners' Capital - Beginning of Year     59,561           94,595

Less: Distribution to Partners                 0         (100,000)
                                         -------          -------

Partners' Capital - End of Year           58,777           59,561
                                        =======           =======


See audit report and notes attached.


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31




                                                  2004             2003
                                                  -----            -----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/Loss                                 (784)          $64,966
 Adjustments to reconcile net income
 to net cash provided by operating activities
 Increase/Decrease) in accrued expenses             0            (4,550)
                                                 --------       --------

Total Adjustments                                   0            (4,550)
                                                  --------     ---------
Net Cash Provided by Operating Activities        (784)           60,416

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital Distributions                               0         (100,000)
                                                    --------  -----------
Net cash used for financing activities               0         (100,000)

Net cash increase/(decrease) for year             (784)         (39,584)

Cash and Cash equivalents
at beginning of year                            59,561           99,145
                                                  ---------    ---------

Cash and cash equivalents
at end of year                                  58,777           59,561
                                                  ========      =========


See audit report and notes attached.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004 AND 2003



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

C) Concentration of Credit Risk - The Company deposits money with credit worthy institutions that are insured with the Federal Deposit Insurance Corporation which limits the amount of coverage to $100,000 in aggregate. At December 31, 2004, the Company had uninsured balances of $0.


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

FOR THE YEAR ENDED DECEMBER 31, 2004    COMMISSION FILE# 2-94790-NY

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