Form 10-Q
period 2005-03-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2005-05-12
CIK 759440

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
                                   By: Steven Bloom
                                   (Officer)
                                   Dodger Stage Holding Theatrical, Inc.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               March 31, 2005




                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005    COMMISSION FILE# 2-94790-NY
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




                                    INDEX



PAGE
Part I Financial Information:
     Item I -  Financial Statements
                Balance Sheet - March 31, 2005 (Unaudited)       3
                Statement of Profit & Loss
                 Period  Ended  March 31, 2005  (Unaudited)      4
Statement of Cash Flows
                Period Ended March 31, 2005                      5
                Notes to Financial Statements (Unaudited)        6
     Item 2 -  Management's Discussions and Analysis of
Financial Condition & Results of Operations                      7

Part II Other Information:
     Item 6 -  Exhibits and Reports on Form 8-K                  8



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               March 31, 2005
                                (unaudited)



                                   ASSETS



Current Assets

Cash and Money Market Accounts               $58,777
                                             -------
Total Assets                                           $58,777
                                                       ========



               LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                             $0


Partners Capital

Partners Capital                             58,777
                                             -------

Total Liabilities & Partners Capital                $58,777
                                                    =========





See Accountants compilation report and notes attached.

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED MARCH 31, 2005





Royalty Income                        $    0

Less: Cost & Expenses                      0
                                      ------
Net Income Before Interest                 0

Interest Income                            0
                                      ------
Net Income                                 0

Partners' Capital - January 1, 2005     58,777

Capital Distributions                      0
                                       -----
Partners' Capital - March 31, 2005     $58,777
                                     ========












See Accountants compilation report and notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED MARCH 31, 2005





CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/(Loss)                                         $0

 Adjustments to net income:
 Changes in accounts payable                                0
                                                          ------
Net Cash Provided by/(used for) operating activities        0

Cash and Cash equivalents at beginning of year           58,777
                                                         ---------
Cash and cash equivalents on March 31, 2005             $58,777
                                                         =========



See Accountants compilation report and notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 2005



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

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended March 31, 2005 were $0.





                                     -7-

                      EXHIBITS AND REPORTS ON FORM 8-K



A.   No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.
































                                     -8-