Form 10-Q
period 2005-06-30
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2005-08-11
CIK 759440

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
                                   By: Steve Bloom
                                   (Officer)
                                   David, Strong, Warner, General Partner



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               JUNE 30, 2005




                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005    COMMISSION FILE# 2-94790-NY
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


1560  BROADWAY           NEW YORK, NEW YORK            10036
--------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

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




                                    INDEX



PAGE
Part I Financial Information:
     Item I -  Financial Statements
                Balance Sheet - June 30, 2005 (Unaudited)        3
                Statement of Profit & Loss
                 Period  Ended  June 30, 2005  (Unaudited)       4
Statement of Cash Flows
                Period Ended June 30, 2005                       5
                Notes to Financial Statements (Unaudited)        6
     Item 2 -  Management's Discussions and Analysis of
Financial Condition & Results of Operations                      7

Part II Other Information:
     Item 6 -  Exhibits and Reports on Form 8-K                  8


Big River Productions Limited Partnership
1560 Broadway - 10th Floor
New York, New York 10036


To the Partners:

We have compiled the accompanying balance sheet of Big River Productions Limited Partnership as of June 30, 2005, and the related statement of Profit and Loss for the three months and the six months then ended, in accordance with Statements on Standards for Accounting and Review Services Issued by the American Institute of Certified Public Accountants.

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


                                   Respectfully submitted,



                                   Schall & Ashenfarb,
                                   Certified Public Accountants, LLC



August 9, 2005

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               June 30, 2005
                                (unaudited)



                                   ASSETS



Current Assets

Cash and Money Market Accounts               $53,982
                                             -------
Total Assets                                           $53,982
                                                       ========



               LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                             $0


Partners Capital

Partners Capital                             53,982
                                             -------

Total Liabilities & Partners Capital                $53,982
                                                    =========





See Accountants compilation report and notes attached.

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                  FOR THE PERIODS INDICATED BELOW

                  3 Months           6 Months          3 Months          6 Months
                  Ended 6/30/05       Ended 6/30/05    Ended 6/30/04     Ended 6/30/04
Royalty Income             $ 0               $0                  $0           $12,144

Less: Cost & Expenses       4,795           4,795             5,272            5,272
                           ------           ------           ------            -------
Net Income Before Interest (4,795)         (4,795)           (5,272)           6,872

Interest Income               0               0                 0                   0
                           ------           ------         -------            --------
Net Income                 (4,795)         (4,795)          (5,272)             6,872

Partners' Capital
 - Beginning               58,777          58,777           71,705             59,561

Capital Distributions        0                 0                0                0
                           ------           -------       ----------         ----------
Partners' Capital
- Ending                 $53,982          53,982            66,433             66,433
                         ========          ========         =======            ========











See Accountants compilation report and notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2005





CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/(Loss)                                      (4,795)

     Decrease in Accrued Expenses                           0
                                                         --------
Net Cash Provided by Operating Activities                (4,795)

Net Cash Provided by Investing Activites:
Capital Distributions                                        0
                                                         ---------
    Total Cash Provided by Investing Activites               0
                                                         ---------
Net Change in Cash                                       (4,795)
Cash and cash equivalents at beginning of year           58,777
                                                         ---------
Cash and cash equivalents on June 30, 2005               53,982
                                                         =========



See Accountants compilation report and notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2005



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

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended June 30, 2005 were $0.





                                     -7-

                      EXHIBITS AND REPORTS ON FORM 8-K



A.   No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.
































                                     -8-