Form 10-K
period 2005-12-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2006-03-28
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               DECEMBER 31, 2005

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

           Signatures

Item 1 -   Business
           The Big River Productions Limited Partnership owns the rights to the play Big River. As of December 31, 2005, the partnership receives royalties.

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

           Income from continuing operation              $ 214,721
           Total Assets                                  $ 215,460
           Non-Current Obligations                        -0-

Item 7 - Managements Discussion and Analysis of financial condition and results of operations
           The Partnership was capitalized by $2,500,000 of partners contributions during 1985 for the purpose of producing on Broadway a dramatic-musical play entitled "Big River". The Company's primary revenue source is from royalties from licensing agreements. The Company's royalty income was $214,721 during 2005.

Item 8 -   Financial Statement and Supplementary Data
           The financial statements and supplementary data listed on the accompanying Index to financial statements and Index to financial schedule are hereby incorporated herein by this reference and filed as part of this report.

Item 9 -   Disagreements on Accounting and Financial Disclosures
           NONE

Item 10-13 Not Applicable


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               DECEMBER 31, 2005


                                   ASSETS


                                        2005                   2004
                                        ------                 -----

Current Assets

Cash in Bank                           $215,460                $58,777
                                       ----------             -------
Total Assets                           $215,460                $58,777
                                       ===========            =======



LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                            0                   0
                                         ------                ------

Total Liabilities                           0                   0

Partners Capital

Partners Capital                         215,460              58,777
                                         --------           -------

Total Partners Capital                   215,460              58,777
                                         --------           --------

Total Liabilities & Partners Capital    $215,460             $58,777
                                        =========           =========


See audit report and notes attached.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF INCOME AND PARTNERS' CAPITAL
                  FOR THE YEAR ENDED DECEMBER 31, 2005

                                        2005               2004
                                        ----               -----
Income:
  Royalty                               $214,721           $21,010
                                        -------           --------

Total Income                             214,721            21,010

Less: Expenses
Royalty Expense                          51,593             15,022
General Manager Fee                       1,200              1,200
Professional                              5,245              4,945
Administration Expense                        0                 0
                                        --------            -------
Total Expenses                           58,038             21,167
                                         ------            -------

Net Income Before Taxes                  156,683             (157)

Provision for NYC Unincorporated
Business Tax                               0                 (627)
                                         -------           -------
Net Income Before Interest Income       156,683              (784)

Interest Income                               0                  0
                                         ------            -------

Net Income                               156,683              (784)


Partners' Capital - Beginning of Year     58,777            59,561

Less: Distribution to Partners                 0              0
                                         -------          -------

Partners' Capital - End of Year           215,460          58,777
                                        =======           =======


See audit report and notes attached.


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2005




                                                  2005             2004
                                                  -----            -----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/Loss                                156,683            (784)
 Adjustments to reconcile net income
 to net cash provided by operating activities
 Increase/Decrease) in accrued expenses             0                 0
                                                 --------       --------

Total Adjustments                                   0                 0
                                                  --------     ---------
Net Cash Provided by Operating Activities        156,683           (784)

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital Distributions                               0                0
                                                    --------  -----------
Net cash used for financing activities               0                0

Net cash increase/(decrease) for year             156,683           (784)

Cash and Cash equivalents
at beginning of year                                58,777          59,561
                                                  ---------    ---------

Cash and cash equivalents
at end of year                                     215,460          58,777
                                                  ========      =========


See audit report and notes attached.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2005 AND 2004



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

C) Concentration of Credit Risk - The Company deposits money with credit worthy institutions that are insured with the Federal Deposit Insurance Corporation which limits the amount of coverage to $100,000 in aggregate. At December 31, 2005, the Company had uninsured balances of $167,705.


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

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                        (Registrant)





Date:
     -------------                ----------------
                                   By: Steve Bloom
                         (Officer)
                         Dodger Stage Holding Theatrical, Inc., General Partner







                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2005    COMMISSION FILE# 2-94790-NY

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