Form 10-Q
period 2006-06-30
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2006-08-10
CIK 759440

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



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               JUNE 30, 2006




                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006    COMMISSION FILE# 2-94790-NY
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




                                    INDEX



PAGE
Part I Financial Information:
     Item I -  Financial Statements
                Balance Sheet - June 30, 2006 (Unaudited)        3
                Statement of Profit & Loss
                 Period  Ended  June 30, 2006  (Unaudited)       4
Statement of Cash Flows
                Period Ended June 30, 2006                       5
                Notes to Financial Statements (Unaudited)        6
     Item 2 -  Management's Discussions and Analysis of
Financial Condition & Results of Operations                      7

Part II Other Information:
     Item 6 -  Exhibits and Reports on Form 8-K                  8



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               June 30, 2006
                                (unaudited)



                                   ASSETS



Current Assets

Cash and Money Market Accounts               $108,687
                                             -------
Total Assets                                           $108,687
                                                       ========



               LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                             $0


Partners Capital

Partners Capital                             108,687
                                             -------

Total Liabilities & Partners Capital                $108,687
                                                    =========

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                  FOR THE PERIODS INDICATED BELOW

                  3 Months           6 Months          3 Months        6 Months
                Ended 6/30/06       Ended 6/30/06    Ended 6/30/05     Ended 6/30/05
Royalty Income    $    0               $138,526            $0           $0

Less: Cost & Expenses  37,295           37,450            4,795         4,795
                     ------           ------           ------            -------
Net Income Before Interest (37,295)    101,116         (4,795)        (4,795)

Interest Income          0               0               0                   0
                     ------           ------         -------            --------
Net Income          (37,295)          101,116         (4,795)          (4,795)

Partners' Capital
 - Beginning        145,982           215,460         58,777             58,777

Capital Distributions 0               207,889                0                0
                    ------           -------       ----------         ----------
Partners' Capital
- Ending           $108,687           108,687          53,982             53,982
                  ========          ========       =======            ========




                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2006





CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/(Loss)                                      101,116

     Decrease in Accrued Expenses                           0
                                                         --------
Net Cash Provided by Operating Activities               101,116

Net Cash Provided by Investing Activites:
Capital Distributions                                    (207,889)
                                                         ---------
    Total Cash Provided by Investing Activites                 0
                                                         ---------
Net Change in Cash                                        (106,773)
Cash and cash equivalents at beginning of year             215,460
                                                         ---------
Cash and cash equivalents on June 30, 2006                 108,687
                                                         =========

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2006



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

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended June 30, 2006 were $0.





                                     -7-

                      EXHIBITS AND REPORTS ON FORM 8-K



A.   No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.
































                                     -8-