Form 10-Q
period 2006-09-30
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2006-11-13
CIK 759440

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



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               September 30, 2006




                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006    COMMISSION FILE# 2-94790-NY
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




                                    INDEX



PAGE
Part I Financial Information:
     Item I -  Financial Statements
                Balance Sheet - September 30, 2006 (Unaudited) 3 Statement of Profit & Loss
                 Period Ended September 30, 2006 (Unaudited) 4 Statement of Cash Flows
                Period Ended September 30, 2006                  5
                Notes to Financial Statements (Unaudited)        6
     Item 2 -  Management's Discussions and Analysis of
Financial Condition & Results of Operations                      7

Part II Other Information:
     Item 6 -  Exhibits and Reports on Form 8-K                  8



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               September 30, 2006
                                (unaudited)



                                   ASSETS



Current Assets

Cash and Money Market Accounts               $102,820
                                             -------
Total Assets                                           $102,820
                                                       ========



               LIABILITY & PARTNERS CAPITAL


Current Liabilities

Accrued Expenses                             $0


Partners Capital

Partners Capital                             102,820
                                             -------

Total Liabilities & Partners Capital                $102,820
                                                    =========





See notes attached.

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF PROFIT & LOSS AND PARTNERS' CAPITAL
                  FOR THE PERIODS INDICATED BELOW



                      3 Months            9 Months          3 Months        6 Months
                     Ended 9/30/06       Ended 9/30/06    Ended 9/30/05     Ended 9/30/05

Royalty Income              $0            $138,526             $214,721          $214,721

Less: Cost & Expenses     (5,867)          (43,277)             (50,546)          (55,341)
                        --------             ---------          --------           --------
Net Income Before Interest (5,867)          95,249              164,175           159,380

Interest Income                 0                0                     0                 0
                        -------             ---------           --------          ---------

Net Income/(Loss)          (5,867)          95,249               164,175           159,380

Partners' Capital - Beginning 108,687      215,460                53,982            58,777

Capital Distributions              0       (207,889)                 0                    0
                             --------       -------           ---------           ---------

Partners' Capital - Ending    102,820       102,820           218,157               218,157









See notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006





CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/(Loss)                                         $95,249

 Increase in Accrued Expenses                                    0
                                                          --------
Net Cash Provided by operating activities                   95,249

Net Cash Provided by Investing Activities
 Caoital Distributions                                       (207,889)
                                                             --------

   Total Cash Provided by Investing Activities               (207,889)
                                                            --------

Net Chnge in Cash                                            (112,640)

Cash and Cash equivalents at beginning of year              215,460
                                                         ---------
Cash and cash equivalents on September 30, 2006             $102,820
                                                         =========



See notes attached

                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006



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

The Company's present source of income is royalties which it receives from subsidiary rights and other licensing agreements. Royalties earned in the quarter ended September 30, 2006 were $0.





                                     -7-

                      EXHIBITS AND REPORTS ON FORM 8-K



A.   No exhibits are required to be filed with this report.

B. No reports on Form 8-K were filed during the quarter for which this report is filed.



                                     -8-