Form 10-K
period 2006-12-31
BIG RIVER PRODUCTIONS LTD PARTNERSHIP
filed 2007-03-26
CIK 759440

BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                            FINANCIAL STATEMENTS
                               DECEMBER 31, 2006
                                     (FINAL)
                           PER SEC REG. SX-309 AUDIT NOT REQUIRED
                           Big River Productions Limited Partnership






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

           Signatures

Item 1 -   Business
           The Big River Productions Limited Partnership owns the rights to the play Big River. Through December 31, 2006, the partnership
     	     receives royalties.

Item 2 -   Properties
           Partnership maintains through its general partners offices at 340 W. 50th Street, New York, New York 10019.

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

           Income from continuing operation              $ 73,180
           Total Assets                                  $ 0
           Non-Current Obligations                        -0-

Item 7 - Managements Discussion and Analysis of financial condition and results of operations
           The Partnership was capitalized by $2,500,000 of partners contributions during 1985 for the purpose of producing on Broadway a dramatic-musical play entitled "Big River". The Company's primary revenue source is from royalties from licensing agreements. The Company's royalty income was $138,526 during 2006. All assets were distributed and all activities
     	     terminated as of December 31, 2006.

Item 8 -   Financial Statement and Supplementary Data
           The financial statements and supplementary data listed on the accompanying Index to financial statements and Index to financial schedule are hereby incorporated herein by this reference and filed as part of this report.

Item 9 -   Disagreements on Accounting and Financial Disclosures
           NONE

Item 10-13 Not Applicable


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                                BALANCE SHEET
                               DECEMBER 31, 2006
                                     (FINAL)

                                   ASSETS


                                        2006                   2005

                                        ------                 -----

Current Assets

Cash in Bank                           0                      $215,460
                                       ----------             -------
Total Assets                           0                      $215,460
                                       ===========            =======



LIABILITY & PARTNERS CAPITAL

Current Liabilities

Accrued Expenses                            0                   0
                                         ------                ------

Total Liabilities                           0                   0

Partners Capital

Partners Capital                         0                  $215,460
                                         --------           -------

Total Partners Capital                   0                  $215,460
                                         --------           --------

Total Liabilities & Partners Capital     0                  $215,460
                                        =========           =========


See audit report and notes attached.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
              STATEMENT OF INCOME AND PARTNERS' CAPITAL
                  FOR THE YEAR ENDED DECEMBER 31, 2006
                              (FINAL)


                                        2006               2005
                                        ----               -----
Income:
  Royalty                               $138,526          $214,721
                                        -------           --------

Total Income                             138,526           214,721

Less: Expenses
Royalty Expense                          43,040             51,593
General Manager Fee                       1,700              1,200
Professional                              9,590              5,245
Administration Expense                      230                 0
                                        --------            -------
Total Expenses                           54,560             58,038
                                         ------            -------

Net Income Before Taxes                   83,966           156,683

Provision for NYC Unincorporated
Business Tax                            (10,786)              -
                                         -------           -------
Net Income Before Interest Income        73,180            156,683

Interest Income                               0               -
                                         ------            -------

Net Income                                73,180           156,683


Partners' Capital - Beginning of Year    215,460            58,777

Less: Distribution to Partners           (288,640)             0
                                         -------          -------

Partners' Capital - End of Year             0             215,460
                                        =======           =======


See audit report and notes attached.


                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2006
                                   (FINAL)



                                                  2006             2005
                                                  -----            -----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/Loss                                 73,180          156,683
 Adjustments to reconcile net income
 to net cash provided by operating activities
 Increase/Decrease) in accrued expenses             0                 0
                                                 --------       --------

Total Adjustments                                   0                 0
                                                  --------     ---------
Net Cash Provided by Operating Activities         73,180        156,683

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital Distributions                            (288,640)           0
                                                    --------  -----------
Net cash used for financing activities             (288,640)          0

Net cash increase/(decrease) for year              (215,460)    156,683

Cash and Cash equivalents
at beginning of year                                215,460      58,777
                                                  ---------    ---------

Cash and cash equivalents
at end of year                                          0       215,460
                                                  ========      =========


See audit report and notes attached.



                  BIG RIVER PRODUCTIONS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2006 AND 2005
                                       (FINAL)


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

C) Concentration of Credit Risk - The Company deposits money with credit worthy institutions that are insured with the Federal Deposit Insurance Corporation which limits the amount of coverage to $100,000 in aggregate. At December 31, 2006, the Company had no uninsured balances.


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

FOR THE YEAR ENDED DECEMBER 31, 2006    COMMISSION FILE# 2-94790-NY

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